Form 10-Q
period 2022-06-30
Western Asset Mortgage Capital Corp
filed 2022-08-09
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2022

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

As of August 9, 2022 there were 6,038,010 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$15,878	$40,193
Restricted cash	257	260
Agency mortgage-backed securities, at fair value ($264 and $1,172 pledged as collateral, at fair value, respectively)	785	1,172
Non-Agency mortgage-backed securities, at fair value ($116,331 and $123,947 pledged as collateral, at fair value, respectively)	125,294	133,127
Other securities, at fair value ($40,534 and $51,648 pledged as collateral, at fair value, respectively)	40,534	51,648
Residential whole loans, at fair value ($1,195,853 and $1,023,502 pledged as collateral, at fair value, respectively)	1,195,853	1,023,502
Residential bridge loans, at fair value ($5,095 and $5,207 pledged as collateral, at fair value, respectively)	5,095	5,428
Securitized commercial loans, at fair value	1,243,371	1,355,808
Commercial loans, at fair value ($101,487 and $101,459 pledged as collateral, at fair value, respectively)	128,421	130,572
Investment related receivable	11,952	22,133
Interest receivable	12,538	11,823
Due from counterparties	5,789	4,565
Derivative assets, at fair value	1,748	105
Other assets	3,734	45,364
Total Assets (1)	$2,791,249	$2,825,700

Liabilities and Equity:
Liabilities:
Repurchase agreements, net	$555,076	$617,189
Convertible senior unsecured notes, net	109,661	119,168
Securitized debt, net ($1,574,468 and $1,344,370 at fair value and $164,264 and $180,116 held by affiliates, respectively)	1,962,787	1,863,488
Interest payable (includes $699 and $699 on securitized debt held by affiliates, respectively)	10,740	10,272
Due to counterparties	360	—
Derivative liability, at fair value	1,872	602
Accounts payable and accrued expenses	3,585	4,842
Payable to affiliate	3,978	1,925
Dividend payable	2,415	3,623
Other liabilities	437	262
Total Liabilities(2)	2,650,911	2,621,371

Commitments and contingencies (Note 15)

Stockholders’ Equity:
Common stock: $0.01 par value, 50,000,000 shares authorized, 6,038,010 and 6,038,010 outstanding, respectively(3)	60	60
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 57,981 and 57,981 shares held, respectively	(1,665)	(1,665)
Additional paid-in capital(3)	918,974	918,695
Retained earnings (accumulated deficit)	(777,095)	(723,981)
Total Stockholders’ Equity	140,274	193,109
Non-controlling interest	64	11,220
Total Equity	140,338	204,329
Total Liabilities and Equity	$2,791,249	$2,825,700

 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands — except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$—	$266
Restricted cash	257	260
Residential whole loans, at fair value ($1,195,853 and $1,023,502 pledged as collateral, at fair value, respectively)	1,195,853	1,023,502
Residential bridge loans, at fair value ($5,095 and $5,207 pledged as collateral, at fair value, respectively)	5,095	5,207
Securitized commercial loans, at fair value	1,243,371	1,355,808
Commercial loans, at fair value ($14,398 and $14,362 pledged as collateral, at fair value, respectively)	14,398	14,362
Investment related receivable	11,906	22,087
Interest receivable	11,506	10,572
Total assets of consolidated VIEs	$2,482,386	$2,432,064

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, net ($1,574,468 and $1,344,370 at fair value and $164,264 and $180,116 held by affiliates, respectively)	$1,962,787	$1,863,488
Interest payable (includes $699 and $699 on securitized debt held by affiliates, respectively)	6,901	6,480
Accounts payable and accrued expenses	70	78
Other liabilities	257	260
Total liabilities of consolidated VIEs	$1,970,015	$1,870,306

(3)     Amounts have been adjusted to reflect the one-for-ten reverse stock split effected July 11, 2022. See Note 2 and Note 12 for additional details.

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Net Interest Income
Interest income	$39,577	$41,195	$75,219	$87,212
Interest expense (includes $3,476, $3,662, $6,919 and $7,355 on securitized debt held by affiliates, respectively)	33,342	34,605	64,701	71,374
Net Interest Income	6,235	6,590	10,518	15,838

Other Income (Loss)
Realized loss, net	(45,661)	(116)	(33,516)	(5,841)
Unrealized gain (loss), net	16,185	(42,318)	(22,718)	(33,268)
Gain on derivative instruments, net	4,781	175	11,717	201
Other, net	(46)	200	(191)	172
Other Income (Loss)	(24,741)	(42,059)	(44,708)	(38,736)

Expenses
Management fee to affiliate	1,002	1,490	2,102	2,967
Other operating expenses	262	428	558	820
Transaction costs	344	—	2,955	—
General and administrative expenses:
Compensation expense	130	651	628	1,359
Professional fees	1,552	1,038	2,808	1,917
Other general and administrative expenses	637	984	1,373	2,046
Total general and administrative expenses	2,319	2,673	4,809	5,322
Total Expenses	3,927	4,591	10,424	9,109

Loss before income taxes	(22,433)	(40,060)	(44,614)	(32,007)
Income tax provision (benefit)	(46)	101	10	199
Net loss	(22,387)	(40,161)	(44,624)	(32,206)
Net income attributable to non-controlling interest	—	2	3,616	4
Net loss attributable to common stockholders and participating securities	$(22,387)	$(40,163)	$(48,240)	$(32,210)

Net loss per Common Share — Basic(1)	$(3.71)	$(6.61)	$(8.00)	$(5.31)
Net loss per Common Share — Diluted(1)	$(3.71)	$(6.61)	$(8.00)	$(5.31)

(1)     Amounts have been adjusted to reflect the one-for-ten reverse stock split effected July 11, 2022. See Note 2 and Note 12 for additional details.

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands—except shares and share data)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock Outstanding		Additional Paid-In Capital(1)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares(1)	Par
Balance at March 31, 2022	6,038,010	$60	$918,874	$(752,263)	$(1,665)	$165,006	$144	$165,150
Equity distribution	—	—	—	—	—	—	(78)	(78)
Vesting of restricted stock	—	—	70	—	—	70	—	70
Net loss	—	—	—	(22,387)	—	(22,387)	—	(22,387)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	30	(2,445)	—	(2,415)	—	(2,415)
Balance at June 30, 2022	6,038,010	$60	$918,974	$(777,095)	$(1,665)	$140,274	$64	$140,338

	Three Months Ended June 30, 2021
	Common Stock Outstanding		Additional Paid-In Capital(1)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares(1)	Par
Balance at March 31, 2021	6,081,270	$60	$916,208	$(656,091)	$(578)	$259,599	$2	$259,601
Vesting of restricted stock	—	—	106	—	—	106	—	106
Net income (loss)	—	—	—	(40,163)	—	(40,163)	2	(40,161)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	17	(3,666)	—	(3,649)	—	(3,649)
Balance at June 30, 2021	6,081,270	$60	$916,331	$(699,920)	$(578)	$215,893	$2	$215,895

	Six Months Ended June 30, 2022
	Common Stock Outstanding		Additional Paid-In Capital(1)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares(1)	Par						Total Equity
Balance at December 31, 2021	6,038,010	$60	$918,695	$(723,981)	$(1,665)	$193,109	$11,220	$204,329
Equity distribution	—	—	—	—	—	—	(14,768)	(14,768)
Vesting of restricted stock	—	—	235	—	—	235	—	235
Net income (loss)	—	—	—	(48,240)	—	(48,240)	3,616	(44,624)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(4)	(4)
Dividends declared on common stock	—	—	44	(4,874)	—	(4,830)	—	(4,830)
Balance at June 30, 2022	6,038,010	$60	$918,974	$(777,095)	$(1,665)	$140,274	$64	$140,338

	Six Months Ended June 30, 2021
	Common Stock Outstanding		Additional Paid-In Capital(1)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares(1)	Par						Total Equity
Balance at December 31, 2020	6,081,270	$60	$916,007	$(660,377)	$(578)	$255,112	$2	$255,114
Vesting of restricted stock	—	—	289	—	—	289	—	289
Net income (loss)	—	—	—	(32,210)	—	(32,210)	4	(32,206)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(4)	(4)
Dividends declared on common stock	—	—	35	(7,333)	—	(7,298)	—	(7,298)
Balance at June 30, 2021	6,081,270	$60	$916,331	$(699,920)	$(578)	$215,893	$2	$215,895

(1)     Amounts have been adjusted to reflect the one-for-ten reverse stock split effected July 11, 2022. See Note 2 and Note 12 for additional details.

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Cash flows from operating activities:
Net loss	$(44,624)	$(32,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Premium amortization and (discount accretion), net	2,599	204
Interest income earned added to principal of investments	(75)	(278)
Amortization of deferred financing costs	1,298	2,660
Amortization of discount on convertible senior unsecured notes	439	484
Restricted stock amortization	235	288
Premium on purchase of residential whole loans	(6,619)	(274)
Unrealized loss, net	22,718	33,268
Realized (gain) loss on extinguishment of convertible senior notes	132	(240)
Realized gain on sale of real estate owned ("REO")	(12,198)	—
Unrealized gain on derivative instruments, net	(157)	(8)
Realized loss on investments, net	45,582	6,081
Gain on derivatives, net	(732)	—
Changes in operating assets and liabilities:
Interest receivable	(715)	2,022
Investment related receivable	—	269
Other assets	(853)	(787)
Interest payable	468	(1,358)
Accounts payable and accrued expenses	(1,255)	(799)
Payable to affiliate	2,053	(1,599)
Other liabilities	179	145
Net cash provided by operating activities	8,475	7,872

Cash flows from investing activities:
Purchase of securities	(39,952)	—
Proceeds from sale of securities	42,287	—
Proceeds from sale of REO	54,681	—
Principal repayments and basis recovered on securities	2,543	2,667
Purchase of residential whole loans	(405,298)	(9,799)
Principal repayments on residential whole loans	165,236	226,734
Principal repayments on commercial loans	4	303
Principal repayments on securitized commercial loans	—	139,657
Principal repayments on residential bridge loans	366	6,192
Net settlements of TBAs	732	—
Due from counterparties	150	—
Net cash (used in) provided by investing activities	(179,251)	365,754

Cash flows from financing activities:
Payment of offering costs	(2)	(24)
Payments on extinguishment of convertible senior unsecured notes	(10,690)	(6,315)
Proceeds from repurchase agreement borrowings	2,838,689	1,482,074
Repayments of repurchase agreement borrowings	(2,900,802)	(1,475,438)
Proceeds from securitized debt	397,934	—
Repayments of securitized debt	(156,843)	(351,428)
Payments made for deferred financing costs	—	(10)
Due from counterparties, net	(1,374)	(1,121)
Due to counterparties, net	360	100
Decrease in other liabilities	(4)	(53,157)

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Equity distributions to non-controlling interest	(14,768)	—
Dividends paid on common stock	(6,038)	(7,298)
Dividends paid to non-controlling interest	(4)	(4)
Net cash provided by (used in) financing activities	146,458	(412,621)
Net decrease in cash, cash equivalents and restricted cash	(24,318)	(38,995)
Cash, cash equivalents and restricted cash, beginning of period	40,453	107,745
Cash, cash equivalents and restricted cash, end of period	$16,135	$68,750

Supplemental disclosure of operating cash flow information:
Interest paid	$50,791	$58,531
Income taxes paid	$—	$173
Supplemental disclosure of non-cash financing/investing activities:
Dividends and distributions declared, not paid	$2,415	$3,649
Principal payments of residential whole loans, not settled	$11,906	$28,695
Principal payments of residential bridge loans, not settled	$46	$—
Other assets - transfer of bridge loans to REO	$—	$684

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$15,878	$45,775
Restricted cash	257	22,975
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$16,135	$68,750

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

Note 1 — Organization

Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the “Company”), commenced operations in May 2012. The Company invests in, finances and manages a portfolio of real estate related securities, Whole Loans and other financial assets. The Company’s current portfolio is comprised of Non-Qualified ("Non-QM") Residential Whole Loans, Non-Agency RMBS, Commercial Loans, Non-Agency CMBS and to a lesser extent Agency RMBS, GSE Risk Transfer Securities, Residential Bridge Loans, and asset-backed securities (“ABS”) secured by a portfolio of private student loans. The Company’s investment strategy is based on Western Asset Management Company, LLC’s (the “Manager”) perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time. The Company's current investment strategy will focus on residential real estate related investments, including but not limited to non-qualified mortgage loans, Non-Agency RMBS, and other related investments. The Manager will vary the allocation among these asset classes subject to maintaining the Company’s qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940, as amended (the “1940 Act”). These restrictions limit the Company’s ability to invest in non-qualified MBS, non-real estate assets and/or assets which are not secured by real estate. Accordingly, the Company’s portfolio will continue to be principally invested in qualifying MBS, Whole Loans, and other real estate related assets.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. For all periods presented, all per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split, which was effected on July 11, 2022. The results of operations for the period ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.
The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and variable interest entities (“VIEs”) in which it is considered the primary beneficiary. All intercompany amounts between the Company and its subsidiaries and consolidated VIEs have been eliminated in consolidation.

Reverse Stock Split

Our amended and restated certificate of incorporation as of June 30, 2022, authorizes the Company to issue a total of 600,000,000 shares of capital stock, consisting of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.

Following approval by the Company’s stockholders of a reverse stock split between a range of 1-for-5 and 1-for-10 of currently outstanding shares of the Company’s common stock, on June 30, 2022, the Company's board of directors selected a one-for-ten reverse stock split ratio. The one-for-ten reverse stock split was effected on July 11, 2022, which reduced the total number of authorized shares of common stock from 500,000,000 to 50,000,000 and the total number of issued and outstanding shares from 60,380,105 to 6,038,010. The par value per share of our common stock remained unchanged at $0.01. All per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split.

Our stockholders' equity, in the aggregate, will remain unchanged. Per share net income or loss will be increased because there will be fewer shares of common stock outstanding. The common stock held in treasury will be reduced in proportion to the Reverse Stock Split Ratio. The Company does not anticipate that any other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, will arise as a result of the Reverse Stock Split. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of the Company's common stock the business day prior to the Effective Date. The reverse stock split applied to all of the Company's outstanding shares of common stock and did not affect any stockholder’s ownership percentage of shares of the Company's common stock, except for immaterial changes resulting from the payment of cash for fractional shares.

Variable Interest Entities

VIEs are defined as entities, that by design, either lack sufficient equity for the entity to finance its activities without additional subordinated financial support, or are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. The Company evaluates all of its interests in VIEs for consolidation. When the interests are determined to be variable interests, the Company assesses whether it is deemed the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

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

To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, it considers all of its economic interests. This assessment requires the Company to apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include; the design of the VIE, including its capitalization structure, subordination of interests, payment priority, relative share of interests held across various classes within the VIE’s capital structure, and the reasons why the interests are held by the Company.

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

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of June 30, 2022 and December 31, 2021, based upon the valuation hierarchy (dollars in thousands):

	June 30, 2022
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-Only Strips	$—	$—	$57	$57
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	728	728
Subtotal Agency MBS	—	—	785	785

Non-Agency CMBS	—	93,096	—	93,096
Non-Agency RMBS	—	31,017	—	31,017
Non-Agency RMBS Interest-Only Strips	—	—	1,181	1,181
Subtotal Non-Agency MBS	—	124,113	1,181	125,294

Other securities	—	40,534	—	40,534
Total mortgage-backed securities and other securities	—	164,647	1,966	166,613

Residential Whole Loans	—	—	1,195,853	1,195,853
Residential Bridge Loans	—	—	5,095	5,095
Securitized commercial loans	—	—	1,243,371	1,243,371
Commercial Loans	—	—	128,421	128,421
Derivative assets	—	1,748	—	1,748
Total Assets	$—	$166,395	$2,574,706	$2,741,101

Liabilities
Derivative liabilities	$—	$1,872	$—	$1,872
Securitized debt	—	1,559,549	14,919	1,574,468
Total Liabilities	$—	$1,561,421	$14,919	$1,576,340

	December 31, 2021
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-Only Strips	$—	$—	$114	$114
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	1,058	1,058
Subtotal Agency MBS	—	—	1,172	1,172

Non-Agency CMBS	—	99,630	5,728	105,358
Non-Agency RMBS	—	25,652	—	25,652
Non-Agency RMBS Interest-Only Strips	—	—	2,117	2,117
Subtotal Non-Agency MBS	—	125,282	7,845	133,127

Other securities	—	51,648	—	51,648
Total mortgage-backed securities and other securities	—	176,930	9,017	185,947

Residential Whole Loans	—	—	1,023,502	1,023,502
Residential Bridge Loans	—	—	5,428	5,428
Securitized commercial loan	—	—	1,355,808	1,355,808
Commercial Loans	—	—	130,572	130,572
Derivative assets	—	105	—	105
Total Assets	$—	$177,035	$2,524,327	$2,701,362

Liabilities
Derivative liabilities	$—	$602	$—	$602
Securitized debt	—	1,329,451	14,919	1,344,370
Total Liabilities	$—	$1,330,053	$14,919	$1,344,972

As described in Note 2, the fair value of financial instruments that are recorded at fair value is determined by the Manager in accordance with ASC 820, "Fair Value Measurements and Disclosures." When possible, the Company determines fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable.

In instances when the Company is required to consolidate a VIE that is determined to be a qualifying collateralized financing entity ("CFE") under GAAP, and if the Company has elected the fair value option for the securitized debt, the Company will measure both the financial assets and financial liabilities of the VIE using the fair value of either the VIE’s financial assets or financial liabilities, whichever is more observable.

Residential whole loans and residential bridge loans

In determining the fair value of the Company's residential whole loans and residential bridge loans, the Company considers data such as; loan origination information, borrower credit information, loan servicing data (as available), forward interest rates, general economic conditions, home price index forecasts, and monthly valuations of the underlying properties. The assumptions considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates and loss severity. Projections of default and prepayment rates are impacted by other variables such as re-performance rates and timeline to liquidation. The

Company uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans, and with the inherent uncertainty of such valuation, the fair values established for whole loans and bridge loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these mortgage loans, as such, the Company classifies its residential whole loans and residential bridge loans as Level III.

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

Values for the Company’s securities are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments, and are designed to produce a pricing process that is responsive to market conditions. Depending on the type of asset and the underlying collateral, the primary inputs to the model include yields for TBAs, Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR and SOFR, the Constant Maturity Treasury rate, and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. When the third party pricing service cannot adequately price a particular security, the Company utilizes a broker’s quote which is reviewed for reasonableness by the Manager’s pricing group.

Commercial loans

    Values for the Company's commercial loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade executions. Their valuation methodology incorporates commonly used market pricing methods, tuned to consider the most significant inputs and weighted assumptions to determine the fair value of the Company's Commercial Loans. The assumptions made by the independent third party pricing vendor include a market discount rate, estimated rates of prepayments, weighted collateral loss estimates, and the loss severity of collateral losses, along with more definable underwriting assumptions, such as; credit documentation, initial loan to value of collateral, geographic diversity, and realized prepayment speeds. The Company reviews the analysis provided by the pricing service as well as the key assumptions made available to the Company by the Manager, with a primary focus on the rationale for weighted valuation probabilities relating to unobservable inputs, such as, the market discount rate and weighted average life, and due to inherent uncertainty of such valuations, the fair values established for commercial loans held by the Company may differ from the fair values that would have been established if a larger, more actively traded market existed for these individual loans. Accordingly, the Company's loans are classified as Level III.

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps, forwards, and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate derivatives and/or futures contracts for the periods ended June 30, 2022 and December 31, 2021. See Note 8 for more information.

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
The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value at			Range
	June 30, 2022	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average

Residential whole loans	$1,195,853	Discounted Cash Flow	Market Discount Rate	5.5%	7.7%	6.0%
			Weighted Average Life	1.8	10.6	4.7
Residential bridge loans	$5,095	Discounted Cash Flow	Market Discount Rate	12.9%	35.7%	16.4%
			Weighted Average Life	0.4	4.1	2.9
Commercial loans	$128,421	Discounted Cash Flow	Market Discount Rate	7.1%	24.2%	11.4%
			Weighted Average Life	0.4	3.8	1.3

	Fair Value at			Range
	December 31, 2021	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential whole loans	$1,023,502	Discounted Cash Flow	Market Discount Rate	2.6%	7.5%		3.5%
			Weighted Average Life	1.4	8.9		3.1
Residential bridge loans	$5,428	Discounted Cash Flow	Market Discount Rate	9.8%	23.1%	(1)	17.2%
			Weighted Average Life	0.3	3.6		2.4
Commercial loans	$130,572	Discounted Cash Flow	Market Discount Rate	4.5%	21.7%		9.3%
			Weighted Average Life	0.5	2.8		1.2

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended June 30, 2022
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$940	$6,659	$1,002,710	$5,350	$128,495	$1,288,943	$14,919
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	(5,437)	—	—	—	—	—
Purchases	—	—	292,168	—	—	—	—
Loan modifications / capitalized interest	—	—	10	—	—	—	—
Principal repayments	—	—	(60,548)	(145)	—	—	—
Total net gains / losses included in net income
Unrealized gains/(losses), net on assets(1)	(110)	18	(37,165)	(110)	(74)	(52,218)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	988
Premium and discount amortization, net	(45)	(59)	(1,322)	—	—	6,646	(988)
Ending balance	$785	$1,181	$1,195,853	$5,095	$128,421	$1,243,371	$14,919

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(110)	$89	$(34,740)	$(33)	$(74)	$(52,218)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$(988)

	Three months ended June 30, 2021
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$1,629	$35,618	$9,056	$929,215	$11,212	$312,061	$1,636,127	$14,946
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	(23,370)	(10,306)	—	—	—	—	—
Purchases	—	—	—	10,073	—	—	—	—
Loan modifications / capitalized interest	—	—	—	103	—	—	—	—
Principal repayments	—	(137)	—	(133,525)	(3,885)	(155)	(88,489)	—
Total net gains / losses included in net income			0
Realized gains/(losses), net on assets	—	—	—	—	(117)	—	—	—
Unrealized gains/(losses), net on assets(1)	(41)	(34)	1,231	(1,944)	261	(44,758)	41,230	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	931
Premium and discount amortization, net	(87)	(274)	19	(2,419)	—	55	6,209	(940)
Ending balance	$1,501	$11,803	$—	$801,503	$7,471	$267,203	$1,595,077	$14,937

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(41)	$(866)	$—	$1,490	$(178)	$(44,758)	$41,230	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(931)

	Six months ended June 30, 2022
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$1,172	$7,845	$1,023,502	$5,428	$130,572	$1,355,808	$14,919
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	(5,437)	—	—	—	—	—
Purchases	—	—	409,853	—	—	—	—
Loan modifications / capitalized interest	—	—	75	—	—	—	—
Principal repayments	—	—	(154,748)	(250)	(4)	—	—
Total net gains / losses included in net income
Unrealized gains/(losses), net on assets(1)	(266)	(1,086)	(79,045)	(83)	(2,147)	(125,782)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	1,799
Premium and discount amortization, net	(121)	(141)	(3,784)	—	—	13,345	(1,799)
Ending balance	$785	$1,181	$1,195,853	$5,095	$128,421	$1,243,371	$14,919

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(266)	$(732)	$(73,658)	$(8)	$(2,147)	$(125,782)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$(1,799)

	Six months ended June 30, 2021
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$1,708	$34,369	$8,593	$1,008,782	$12,813	$310,523	$1,605,335	$15,418
Transfers into Level III from Level II	—	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	(23,370)	(10,306)	—	—	—	—	—
Purchases	—	—	—	10,073	—	—	—	—
Transfers to REO	—	—	—	—	(684)	—	—	—
Loan modifications / capitalized interest	—	—	—	278	—	—	—	—
Principal repayments	—	(256)	—	(228,541)	(4,967)	(302)	(139,657)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(153)	—	—	—
Unrealized gains/(losses), net on assets(1)	(15)	1,267	1,657	15,543	464	(43,136)	117,039	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	1,707
Premium and discount amortization, net	(192)	(207)	56	(4,632)	(2)	118	12,360	(2,188)
Ending balance	$1,501	$11,803	$—	$801,503	$7,471	$267,203	$1,595,077	$14,937

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(15)	$(1,035)	$—	$16,271	$(113)	$(43,136)	$117,039	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(1,707)

(1)Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.
(2)Gains and losses on securitized debt are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

Transfers into the Level 3 category of the fair value hierarchy occur due to the above segmented classes of investments exhibiting indications of reduced levels of market transparency, including changes in observable transactions or executable quotes involving these investments or similar classes of investments. Changes in these indications could impact price transparency, and thereby cause a change in level designations. The Company did not have transfers between either Level I and Level II or Level I and Level III for the three and six months ended June 30, 2022 and June 30, 2021.

Other Fair Value Disclosures

The Company's repurchase agreement borrowings, convertible senior unsecured notes, and securitized debt are not carried at fair value in the consolidated financial statements.

Borrowings under repurchase agreements

The fair values of the Company's repurchase agreements approximates the carrying value due to the floating interest rates that are based on an index plus a spread, which is typically consistent with those demanded in the market and the short-term maturities of generally one year or less. The Company's repurchase agreements are classified as Level II.

The following table presents the carrying value and estimated fair value of the Company’s convertible senior unsecured notes and securitized debt that are not carried at fair value as of June 30, 2022 and December 31, 2021 in the consolidated financial statements (dollars in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities
Convertible senior unsecured notes	$109,661	$98,333	$119,168	$122,133
Securitized debt(1)	393,163	379,107	524,649	528,046
Total	$502,824	$477,440	$643,817	$650,179

(1) Carrying value excludes $4.8 million and $5.5 million of deferred financing costs as of June 30, 2022 and December 31, 2021, respectively.

"Due from counterparties" and "Due to counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

Convertible senior unsecured notes

The fair value of the convertible senior unsecured notes is based on quoted market prices. Accordingly, the Company's convertible senior unsecured notes were classified as Level I.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips (1) (2)	N/A	N/A	$53	$4	$—	$57	0.5%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	728	1.5%
Total Agency MBS	—	—	53	4	—	785	1.4%

Non-Agency RMBS	45,844	(15,074)	30,770	2,827	(2,580)	31,017	4.2%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	5,402	—	(4,221)	1,181	0.2%
Subtotal Non-Agency RMBS	45,844	(15,074)	36,172	2,827	(6,801)	32,198	1.1%
Non-Agency CMBS	114,148	(3,378)	110,770	982	(18,656)	93,096	6.7%
Total Non-Agency MBS	159,992	(18,452)	146,942	3,809	(25,457)	125,294	3.1%

Other securities (3)	46,517	(8,586)	42,772	2,025	(4,263)	40,534	6.1%
Total	$206,509	$(27,038)	$189,767	$5,838	$(29,720)	$166,613	3.4%

	December 31, 2021
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(4)
Agency RMBS Interest-Only Strips (1)	N/A	N/A	$59	$55	$—	$114	1.3%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	1,058	1.3%
Total Agency MBS	—	—	59	55	—	1,172	1.3%

Non-Agency RMBS	36,147	(13,936)	22,211	3,476	(35)	25,652	4.3%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	5,608	—	(3,491)	2,117	0.3%
Subtotal Non-Agency RMBS	36,147	(13,936)	27,819	3,476	(3,526)	27,769	1.0%
Non-Agency CMBS	179,619	(13,088)	166,531	1,543	(62,716)	105,358	5.4%
Total Non-Agency MBS	215,766	(27,024)	194,350	5,019	(66,242)	133,127	3.0%

Other securities (3)	51,159	(8,229)	47,652	4,209	(213)	51,648	5.6%
Total	$266,925	$(35,253)	$242,061	$9,283	$(66,455)	$185,947	3.2%

(1)    IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At June 30, 2022, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs, and IIO and Agency RMBS IOs and IIOs, accounted for as derivatives was $2.6 million, $153.5 million, and $14.6 million, respectively. At December 31, 2021, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, and Agency RMBS IOs and IIOs, accounted for as derivatives was $2.9 million, $181.0 million, and $16.8 million, respectively.
(2)     Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(3)     Other securities include residual interests in ABS which have no principal balance and an amortized cost of approximately $4.8 million and $4.7 million, as of June 30, 2022 and December 31, 2021, respectively.
(4)     The calculation of the weighted average coupon rate includes the weighted average coupon rates of IOs and IIOs accounted for as derivatives using their notional amounts.

As of June 30, 2022 and December 31, 2021, the weighted average expected remaining term of the MBS and other securities investment portfolio was 7.0 years and 5.9 years, respectively.

The following tables present the fair value and contractual maturities of the Company’s investment securities at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$57	$—	$57
Agency RMBS Interest-Only Strips accounted for as derivatives	—	728	—	—	728
Subtotal Agency	—	728	57	—	785

Non-Agency CMBS	66,247	16,049	10,800	—	93,096
Non-Agency RMBS	—	—	10,197	20,820	31,017
Non-Agency RMBS Interest- Only Strips	—	—	217	964	1,181
Subtotal Non-Agency	66,247	16,049	21,214	21,784	125,294

Other securities	6,717	3,733	20,159	9,925	40,534
Total	$72,964	$20,510	$41,430	$31,709	$166,613

	December 31, 2021
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$114	$—	$114
Agency RMBS Interest-Only Strips accounted for as derivatives	—	1,058	—	—	1,058
Subtotal Agency	—	1,058	114	—	1,172

Non-Agency CMBS	66,384	17,644	21,171	159	105,358
Non-Agency RMBS	—	—	10,282	15,370	25,652
Non-Agency RMBS Interest- Only Strips	—	—	106	2,011	2,117
Subtotal Non-Agency	66,384	17,644	31,559	17,540	133,127

Other securities	9,255	4,266	25,653	12,474	51,648
Total	$75,639	$22,968	$57,326	$30,014	$185,947

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$—	$—	—	$84,051	$(18,656)	11	$84,051	$(18,656)	11
Non-Agency RMBS	14,790	(2,526)	6	175	(54)	1	14,965	(2,580)	7
Non-Agency RMBS Interest-Only Strips	—	—	—	1,180	(4,221)	4	1,180	(4,221)	4
Subtotal Non-Agency	14,790	(2,526)	6	85,406	(22,931)	16	100,196	(25,457)	22

Other securities	26,398	(3,613)	4	3,733	(650)	2	30,131	(4,263)	6
Total	$41,188	$(6,139)	10	$89,139	$(23,581)	18	$130,327	$(29,720)	28

	December 31, 2021
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$—	$—	—	$96,080	$(62,716)	16	$96,080	$(62,716)	16
Non-Agency RMBS	—	—	—	201	(35)	1	201	(35)	1
Non-Agency RMBS Interest-Only Strips	—	—	—	2,117	(3,491)	4	2,117	(3,491)	4
Subtotal Non-Agency	—	—	—	98,398	(66,242)	21	98,398	(66,242)	21

Other securities	—	—	—	9,022	(213)	4	9,022	(213)	4
Total	$—	$—	—	$107,420	$(66,455)	25	$107,420	$(66,455)	25

The following tables present components of interest income on the Company’s MBS and other securities for the three and six months ended June 30, 2022 and June 30, 2021, respectively (dollars in thousands):

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income
Agency RMBS	$5	$(2)	$3	$12	$(8)	$4
Non-Agency CMBS	2,129	401	2,530	2,213	2,131	4,344
Non-Agency RMBS	813	(152)	661	740	(406)	334
Other securities	767	272	1,039	1,083	(175)	908
Total	$3,714	$519	$4,233	$4,048	$1,542	$5,590

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income
Agency RMBS	$13	$(6)	$7	$27	$(19)	$8
Non-Agency CMBS	5,101	(1)	5,100	4,550	4,561	9,111
Non-Agency RMBS	1,358	(167)	1,191	1,153	(464)	689
Other securities	1,655	38	1,693	2,674	(944)	1,730
Total	$8,127	$(136)	$7,991	$8,404	$3,134	$11,538

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities for the three and six months ended June 30, 2022 and June 30, 2021, respectively (dollars in thousands):

	Three months ended June 30, 2022				Three months ended June 30, 2021
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$10,152	$—	$(43,934)	$(43,934)	$—	$—	$—	$—
Non-Agency RMBS	27,729	255	(1,425)	(1,170)	—	—	—	—
Other securities	4,406	—	(478)	(478)	—	—	—	—
Total	$42,287	$255	$(45,837)	$(45,582)	$—	$—	$—	$—

	Six months ended June 30, 2022				Six months ended June 30, 2021
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS(1)	$10,152	$—	$(43,934)	$(43,934)	$—	$—	$(5,929)	$(5,929)
Non-Agency RMBS	27,729	255	(1,425)	(1,170)	—	—	—	—
Other securities	4,406	—	(478)	(478)	—	—	—	—
Total	$42,287	$255	$(45,837)	$(45,582)	$—	$—	$(5,929)	$(5,929)

(1)    The realized loss for the six months ended June 30, 2021 was attributable to a legacy Non-Agency CMBS bond that factored down to zero from a cash shortfall in the securitization.

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts. The Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of both June 30, 2022 and December 31, 2021, the Company held two and five variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of June 30, 2022 and December 31, 2021, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $16.9 million and $26.5 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of June 30, 2022 and December 31, 2021, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

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

As of June 30, 2022 and December 31, 2021, the RMI 2015 Trust owns 1,065 and 770 Non-QM residential whole loans with a fair value of $401.5 million and $451.7 million, respectively. The loans are financed under the Company's residential whole loan facility, and the Company holds the financing liability outside the RMI 2015 Trust. Refer to Note 7 - Financings for details.

Arroyo Mortgage Trust 2019-2

In May 2019, the Company formed Arroyo Mortgage Trust 2019-2 ("Arroyo Trust 2019"), a wholly-owned subsidiary of the Company, to complete its first residential mortgage-backed securitization comprised of $945.5 million of Non-QM residential whole loans. The Arroyo Trust 2019 issued $919.0 million of mortgage-backed notes and retained all the subordinate and residual debt securities ("Owner Certificates"), which includes the required 5% eligible risk retention. Refer to Note 7 - "Financings" for details. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM residential whole loans in "Residential whole loans, at fair value" in the Consolidated Balance Sheets and eliminated the intercompany Owner Certificates in consolidation.

As of June 30, 2022 and December 31, 2021, the Arroyo Trust 2019 owns 859 and 1,042 Non-QM residential whole loans with a fair value of $275.0 million and $374.3 million, respectively.

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

As of June 30, 2022, and December 31, 2021, the Arroyo Trust 2020 owns 455 and 543 Non-QM Non-QM residential whole loans with a fair value of $145.2 million and $195.7 million, respectively.

Arroyo Mortgage Trust 2022-1

In February 2022, the Company formed Arroyo Mortgage Trust 2022-1 ("Arroyo Trust 2022-1"), a wholly-owned subsidiary of the Company, to complete its third residential mortgage-backed securitization comprised of $432.0 million of Non-QM residential whole loans. The Arroyo Trust 2022-1 issued $398.9 million of mortgage-backed notes and retained all the subordinate and residual debt securities, which includes the required 5% eligible risk retention. Refer to Note 7 - "Financings" for details. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM residential whole loans in "Residential whole loans, at fair value" in the Consolidated Balance Sheets and eliminated the intercompany Owners Certificates.

As of June 30, 2022, the Arroyo Trust 2022-1 owns 718 Non-QM residential whole loans with a fair value of $372.7 million. The Company has elected the fair value option for the securitized debt. The fair values for the Company’s Non-QM loans held in the Arroyo Trust 2022-1 are measured using the fair value of the securitized debt based on the CFE valuation methodology. The Company determined that the securitized debt is more actively traded and, therefore, more observable.

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

The Company is no longer allocating capital to residential bridge loans. As of June 30, 2022, and December 31, 2021, there were seven and eight remaining residential bridge loans in the RMI 2017 Trust with a fair value of $5.1 million and $5.2 million, respectively. As of June 30, 2022, and December 31, 2021, the trust also owned five and six investor fixed rate residential mortgages with a fair value of $1.4 million and $1.7 million, respectively.

Consolidated Residential Whole Loan and Residential Bridge Loan Trusts

The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$—	$266
Residential whole loans, at fair value ($1,195,853 and $1,023,502 pledged as collateral, at fair value, respectively)	1,195,853	1,023,502
Residential bridge loans, at fair value ($5,095 and $5,207 pledged as collateral, at fair value, respectively)	5,095	5,207
Investment related receivable	11,906	22,087
Interest receivable	6,387	5,282
Total assets	$1,219,241	$1,056,344
Securitized debt, net	$730,087	$519,118
Interest payable	1,906	1,316
Accounts payable and accrued expenses	61	69
Total liabilities	$732,054	$520,503

The residential whole loans held by the consolidated Arroyo Trust 2019, Arroyo Trust 2020, and Arroyo Trust 2022-1 are held solely to satisfy the liabilities of each respective trust, and has no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the periods ended June 30, 2022 and December 31, 2021.

The following table presents the components of the fair value of residential whole loans and residential bridge loans as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Residential whole loans, at Fair Value		Residential bridge loans, at Fair Value
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Principal balance	$1,239,970	$989,143	$5,585	$5,834
Unamortized premium	33,176	31,070	—	—
Unamortized discount	(1,764)	(1,337)	—	—
Amortized cost	1,271,382	1,018,876	5,585	5,834
Gross unrealized gains	1,860	14,190	—	78
Gross unrealized losses	(77,389)	(9,564)	(490)	(484)
Fair value	$1,195,853	$1,023,502	$5,095	$5,428

Residential Whole Loans

The residential whole loans have low LTV's and are comprised of 3,097 Non-QM adjustable rate mortgages and five investor fixed rate residential mortgages. The following tables present certain information about the Company’s residential whole loan investment portfolio at June 30, 2022 and December 31, 2021 (dollars in thousands):

June 30, 2022
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	40	$22,650	66.3%	758	9.0	28.8	2.9%
3.01% – 4.00%	484	247,017	65.0%	757	6.2	28.2	3.7%
4.01% – 5.00%	1,451	498,639	63.6%	749	4.8	26.4	4.6%
5.01% – 6.00%	895	366,805	66.2%	742	4.0	27.5	5.5%
6.01% – 7.00%	216	98,409	71.7%	742	3.1	29.4	6.4%
7.01% - 8.00%	16	6,450	75.1%	737	2.7	29.6	7.4%
Total	3,102	$1,239,970	65.4%	748	4.8	27.4	4.8%

(1)The original FICO score is not available for 250 loans with a principal balance of approximately $83.2 million at June 30, 2022. The Company has excluded these loans from the weighted average computations.

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

The following table presents geographic concentrations by U.S. state in which the collateral securing the Company’s residential whole loans are located as of June 30, 2022 and December 31, 2021 (dollars in thousands):

June 30, 2022			December 31, 2021
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	66.4%	$823,450	California	73.9%	$730,771
New York	9.8%	121,760	New York	11.6%	114,625
Texas	4.7%	58,349	Florida	2.7%	26,293
Florida	4.0%	49,888	Georgia	2.5%	25,106
Georgia	3.6%	44,224	Texas	1.9%	19,062
Other	11.5%	142,299	Other	7.4%	73,286
Total	100.0%	$1,239,970	Total	100.0%	$989,143

Residential Bridge Loans

The Company is no longer allocating capital to residential bridge loans. The following tables present certain information about the remaining residential bridge loans which are non-performing in the Company's investment portfolio at June 30, 2022 and December 31, 2021 (dollars in thousands):

June 30, 2022
c			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	3	$2,946	70.4%	0.0	8.8%
9.01% – 11.00%	2	2,144	78.1%	0.0	10.4%
11.01% – 13.00%	2	495	69.7%	0.0	11.4%
Total	7	$5,585	73.3%	0.0	9.7%

December 31, 2021
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	3	$2,946	70.4%	0.0	8.8%
9.01% – 11.00%	4	2,393	76.7%	0.0	10.4%
11.01% – 13.00%	2	495	69.7%	0.0	11.4%
Total	9	$5,834	72.9%	0.0	9.7%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

The following table presents geographic concentrations by U.S. state in which the collateral securing the Company’s residential bridge loans are located as of June 30, 2022 and December 31, 2021 (dollars in thousands):

June 30, 2022			December 31, 2021
State	Concentration	Principal Balance	State	Concentration	Principal Balance
New York	47.1%	$2,631	New York	45.1%	$2,631
California	31.4%	1,754	California	30.1%	1,754
Florida	20.1%	1,125	Florida	19.3%	1,125
New Jersey	1.4%	75	New Jersey	3.7%	219
Total	100.0%	5,585	Pennsylvania	1.8%	105
			Total	100.0%	$5,834

Non-performing Loans

The following table presents the aging of the residential whole loans and bridge loans as of June 30, 2022 (dollars in thousands):

	Residential whole loans(1)			Bridge loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current(1)	3,073	$1,226,815	$1,183,917	—	$—	$—
1-30 days	8	2,213	2,142	—	—	—
31-60 days	1	359	361	1	849	832
61-90 days	—	—	—	—	—	—
90+ days	20	10,583	9,433	6	4,736	4,263
Total	3,102	$1,239,970	$1,195,853	7	$5,585	$5,095

(1) As of June 30, 2022, there was one loan in forbearance.

Residential Whole Loans

As of June 30, 2022, there were 20 residential whole loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $10.6 million and a fair value of $9.4 million. These nonperforming loans represent approximately 0.9% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 64.0%.

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

Residential Bridge Loans

    As of June 30, 2022, the Company had seven remaining residential bridge loans in the portfolio. Of these, six were in non-accrual status with an unpaid principal balance of approximately $4.7 million and a fair value of $4.3 million. These nonperforming loans had an outstanding principal balance of $4.7 million. These loans are collateral dependent.

As of December 31, 2021, the Company had nine remaining Residential Bridge Loans in the portfolio. Of these, six were in non-accrual status with an unpaid principal balance of $4.8 million and a fair value of $4.4 million. These nonperforming loans had an outstanding principal balance of $5.8 million. These loans are collateral dependent.

The remaining Residential Bridge Loans were carried at fair value. No allowance for credit losses was recorded because the valuation adjustments as of June 30, 2022 and December 31, 2021, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Residential Real Estate Owned

As of June 30, 2022 and December 31, 2021, the Company had four residential REO properties with an aggregate carrying value of $1.1 million, related to foreclosed Bridge Loans. The residential REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The residential REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Note 6 — Commercial Loans

Commercial Loans

    In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company was formed for the purpose of acquiring Commercial Loans. The Commercial Loans owned by CRE LLC are financed under the Commercial Whole Loan Facility. Refer to Note 7 - Financings for details.

The following table presents information about the Commercial Loans owned by CRE LLC as of June 30, 2022 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 3	August 2019	Interest-Only Mezzanine loan	$90,000	$26,934	58%	1-Month LIBOR plus 9.25%	6/29/2021	None(1)	Entertainment and Retail
CRE 4	September 2019	Interest-Only First Mortgage	38,367	37,980	63%	1-Month LIBOR plus 3.02%	8/6/2022	One-Year Extension(2)	Retail
CRE 5	December 2019	Interest-Only First Mortgage	24,535	24,362	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel
CRE 6	December 2019	Interest-Only First Mortgage	13,207	13,114	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel
CRE 7	December 2019	Interest-Only First Mortgage	7,259	7,208	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel
CRE 8	December 2019	Interest-Only First Mortgage	4,425	4,425	79%	1-Month LIBOR plus 4.85%	12/6/2022	None	Assisted Living Facilities
			$177,793	$114,023
(1) CRE 3 is in default and not eligible for extension
(2) Extension terms are under discussion. A 30-day forbearance of the maturity was agreed to in order to complete the negotiations and documentation of the extension.

Commercial Loan Trust

In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company consolidates the trust because it determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary. As of June 30, 2022, there was one loan remaining in the trust and it is financed under one of the Company's short-term repurchase agreements. The Company holds the financing liability outside the RSBC Trust. Refer to Note 7 - "Financings" for details.

    The following table presents information on the commercial real estate mortgage loan held by RSBC Trust as of June 30, 2022 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate(1)	Maturity Date(1)	Extension Option	Collateral
SBC 3	January 2019	Interest-Only First Mortgage	$14,362	$14,398	49%	1-Month LIBOR plus 4.35%	1/6/2023	None	Nursing Facilities
			$14,362	$14,398
(1) During July 2022,the SBC 3 loan was granted a six month extension through January 6, 2023, with a 25 bps increase in rate and a 25 bps extension fee.
Securitized Commercial Loans

    Securitized commercial loans are comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At June 30, 2022, the Company had a variable interest in one third party sponsored CMBS VIE, CSMC Trust 2014-USA, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by this VIE can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

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

CSMC Trust 2014-USA

The Company together with other related party entities own more than 50% of the controlling class of CSMC Trust 2014-USA ("CSMC USA"). As of June 30, 2022, the Company held an 8.8% interest in the trust certificates issued by CSMC USA (F Class) with an outstanding principal balance of $14.9 million. The Company performs ongoing reassessment of its CMBS VIE holdings for potential consolidation of the securitized trust in which it owns a portion of the controlling class. Since the ownership of the controlling financial interest is held within a related party group, the Company must determine whether it is the primary beneficiary under the related party tie-breaker rule. As a result of the Company's evaluation, it was determined that the Company is the primary beneficiary of CSMC USA, and effective on August 1, 2020, consolidated CSMC USA. The Company’s investment in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of June 30, 2022. The loan has a stated maturity date of September 11, 2025 and bears a fixed interest rate of 4.38%. The Company elected the fair value option for the commercial loan as well as the associated securitized debt.

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
Consolidated Securitized Commercial Loan Trusts and Commercial Loan Trust

The two commercial consolidated trusts, CSMC USA and RSBC Trust, collectively held two Commercial Loans as of June 30, 2022. The following table presents a summary of the assets and liabilities of the two consolidated trusts included in the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Restricted cash	$257	$260
Securitized commercial loans, at fair value	1,243,371	1,355,808
Commercial Loans, at fair value	14,398	14,362
Interest receivable	5,119	5,290
Total assets	$1,263,145	$1,375,720
Securitized debt, at fair value	$1,232,700	$1,344,370
Interest payable	4,995	5,164
Accounts payable and accrued expenses	9	9
Other liabilities	257	260
Total liabilities	$1,237,961	$1,349,803

The Company’s risk with respect to its investment in the securitized commercial loan trust is limited to its direct ownership in the trust. The commercial loan held by the consolidated securitized commercial loan trust is held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The securitized commercial loan of the trust can only be used to satisfy the obligations of that trust. The Company is not contractually required to provide, and has not provided any additional financial support to the securitized commercial loan trust for the three and six months ended June 30, 2022 and June 30, 2021.

The following table presents the components of the fair value of the securitized commercial loans and commercial loans as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	CSMC USA Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Principal balance	$1,385,591	$1,385,591	$14,362	$14,362	$177,793	$177,797
Unamortized premium	—	—	—	—	—	—
Unamortized discount	(97,425)	(110,770)	—	—	—	—
Amortized cost	1,288,166	1,274,821	14,362	14,362	177,793	177,797
Gross unrealized gains	—	80,987	36	—	—	—
Gross unrealized losses	(44,795)	—	—	—	(63,770)	(61,587)
Fair value	$1,243,371	$1,355,808	$14,398	$14,362	$114,023	$116,210

Non-Performing Commercial Loans

The following table presents the aging of the Commercial Loans as of June 30, 2022 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	6	$102,155	$101,487
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	90,000	26,934
Total	7	$192,155	$128,421

The COVID-19 pandemic has adversely impacted a broad range of industries in which the commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to the Company, most significantly, hospitality and retail assets, and with the general return to pre-covid operations with pent up demand, leisure hospitality has come back strong in desirable markets, but other retail sectors are showing slower recovery due to a mix of post-COVID economic factors. The low average original LTV of the Company's commercial loan portfolio of 59.7%, reflecting significant equity value that the sponsors are motivated to protect, is a mitigating factor of these risks. However, there is no guarantee that losses will not occur.

CRE 3 Loan

As of June 30, 2022, the CRE 3 junior mezzanine loan which has an outstanding principal balance of $90.0 million secured by a class A retail and entertainment complex located in the North East U.S. (the “Property”) was in default. The Property, which was originally scheduled to open in March 2020, was severely impacted by COVID-19 related shutdowns and restrictions and continues to face the challenging conditions impacting large portions of the retail sector. The Company was receiving interest payments on this loan from a reserve that was exhausted in May 2021 and the loan became non-performing.

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

The Company is currently in discussions with the borrower and certain other lenders regarding alternatives to address the situation which might include modifications of loan terms, deferral of payments, and/or the funding of new advances. There can be no assurance that these discussions will result in an outcome in which the Company would be repaid any amount of the loan and the Company may suffer further declines in fair value with respect to this mezzanine investment. The Company could experience a total loss of its investment under various scenarios, which at current levels would result in a $26.9 million reduction in the Company’s book value.

Commercial Real Estate Owned

Hotel REO

In February 2022, the Company along with other Hotel REO investors, sold the unencumbered hotel property which was foreclosed on in the third quarter of 2021 for $55.9 million. The Company and the other investors fully recovered their aggregate initial investment of $42.0 million. The Company and the other investors recognized a gain on sale of approximately $12.2 million.

Note 7— Financings

Repurchase Agreements

The Company has primarily financed its investment acquisitions with repurchase agreements. The repurchase agreements bear interest at a contractually agreed-upon rate and historically had terms ranging from one month to 12 months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets. Under these repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets normally requires the Company to post additional securities as collateral, pay down borrowings, or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, and is referred to as a margin call. The inability of the Company to post adequate collateral for a margin call by a counterparty, in a time frame as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

In order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on the Company’s liquidity, the Company entered into three longer term financing arrangements to reduce its exposure to short-term financings with daily mark-to-market exposure. Below is a summary of each of these financing arrangements.

Residential Whole Loan Facility

The facility was extended on May 6, 2022 and matures on Nov 4, 2022. It bears interest at a rate of SOFR plus 2.00% with a SOFR floor of 0.25%. The Company finances its Non-QM residential whole loans held in RMI 2015 Trust under this facility. As of June 30, 2022, the Company had outstanding borrowings of $344.5 million. The borrowing is secured by Non-QM residential whole loans with a fair value of $401.5 million as of June 30, 2022.

Non-Agency CMBS and Non-Agency RMBS Facility

The facility was extended on May 2, 2022 and matures on May 1, 2023. It bears interest at a rate of SOFR plus 2.00%. As of June 30, 2022, the outstanding balance under this facility was $101.0 million. The borrowing is secured by investments with a fair market value of $161.0 million as of June 30, 2022.

Commercial Whole Loan Facility
The facility was extended on May 30, 2022 and matures on Nov 4, 2022. It bears interest at a rate of SOFR plus 2.25%. As of June 30, 2022, the outstanding balance under this facility was $63.7 million. The borrowing is secured by the performing commercial loans that are held in CRE LLC, with an estimated fair market value of $87.1 million as of June 30, 2022.

Financial Metrics
Certain of the Company’s financing arrangements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if the Company does not maintain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity, liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. With the exception of one repurchase agreement for which the Company received a waiver, the Company was in compliance with the terms of such financial tests as of June 30, 2022.
As of June 30, 2022, the Company had borrowings under five of its master repurchase agreements. The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022			December 31, 2021
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-Term Borrowings:
Agency RMBS	$329	1.82%	32	$976	1.02%	58
Non-Agency RMBS (1)	31,628	3.44%	1	38,354	2.94%	4
Residential Whole Loans (2)	1,116	4.12%	26	1,439	2.57%	5
Residential Bridge Loans (2)	4,166	4.13%	26	4,368	2.61%	5
Commercial Loans (2)	6,463	4.73%	26	6,463	3.20%	5
Other Securities	2,126	4.09%	18	2,457	3.50%	18
Total short-term borrowings	45,828	3.72%	8	54,057	2.92%	6
Long-Term Borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS (1)	55,155	2.28%	234	59,802	2.14%	125
Non-Agency RMBS	21,943	2.28%	307	15,632	2.14%	125
Other Securities	23,948	2.28%	308	27,506	2.22%	125
Subtotal	101,046	2.28%	267	102,940	2.16%	125
Residential Whole Loan Facility
Residential Whole Loans (2)	344,544	3.61%	127	396,531	2.25%	308
Commercial Whole Loan Facility
Commercial Loans	63,658	2.64%	87	63,661	2.27%	268
Total long-term borrowings	509,248	3.23%	150	563,132	2.24%	270
Repurchase Agreements Borrowings	$555,076	3.27%	138	$617,189	2.30%	247
Less Unamortized Debt Issuance Costs	—	N/A	N/A	—	N/A	N/A
Repurchase Agreements Borrowings, net	$555,076	3.27%	138	$617,189	2.30%	247

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

At June 30, 2022 and December 31, 2021, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	June 30, 2022	December 31, 2021
1 to 29 days	$54,127	$53,081
30 to 59 days	30,257	370
60 to 89 days	—	606
Greater than or equal to 90 days	470,692	563,132
Total	$555,076	$617,189

At June 30, 2022, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	June 30, 2022
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse AG, Cayman Islands Branch	$82,801	112	59.0%
Citigroup Global Markets Inc.	60,229	267	42.9%

Collateral for Borrowings under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022			December 31, 2021
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$264	$6	$270	$1,172	$19	$1,191
Non-Agency CMBS, at fair value(1)	94,809	413	95,222	107,624	504	108,128
Non-Agency RMBS, at fair value	63,469	334	63,803	66,555	343	66,898
Residential Whole Loans, at fair value(2)	402,870	2,949	405,819	453,447	2,674	456,121
Residential Bridge Loans(2)	5,095	66	5,161	5,207	91	5,298
Commercial Loans, at fair value(2)	101,487	346	101,833	101,459	360	101,819
Other securities, at fair value	40,534	75	40,609	51,648	100	51,748
Cash(3)	784	—	784	3,151	—	3,151
Total	$709,312	$4,189	$713,501	$790,263	$4,091	$794,354

(1)Includes securities eliminated upon VIE consolidation.
(2)Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.
(3)Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At June 30, 2022 and December 31, 2021, investments held by counterparties as security for repurchase agreements totaled approximately $708.5 million and $787.1 million, respectively. Cash collateral held by counterparties at June 30, 2022 and December 31, 2021 was approximately $784 thousand and $3.2 million, respectively. Cash posted by repurchase agreement counterparties at June 30, 2022 and December 31, 2021 was approximately $360 thousand and zero, respectively.

Convertible Senior Unsecured Notes

6.75% Convertible Senior Unsecured Notes due 2024 (the "2024 Notes")

In September 2021, the Company issued $86.3 million aggregate principal amount of the 2024 Notes for net proceeds of $83.3 million. Interest on the 2024 Notes is paid semiannually. The 2024 Notes are convertible into, at the Company's election, cash, shares of the Company's common stock, or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture for the 2024 Notes. The post reverse stock split conversion rate is 33.7952 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $29.59 per share of common stock. The 2024 Notes mature on September 15, 2024, unless earlier converted, redeemed, or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

6.75% Convertible Senior Unsecured Notes due 2022 (the "2022 Notes")

    At June 30, 2022 and December 31, 2021, the Company had $27.0 million and $37.7 million aggregate principal amount, respectively, of the 2022 Notes outstanding. Interest on the 2022 Notes is paid semiannually. The 2022 Notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture for the 2022 Notes. The post reverse stock split conversion rate is 8.3195 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $120.20 per share of common stock. The 2022 Notes mature on October 1, 2022, unless earlier converted, redeemed, or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

The 2022 Notes Exchanges and Repurchases

During the quarters ended June 30, 2022 and March 31, 2022, respectively, the Company repurchased $7.2 million and $3.4 million aggregate principal amount of the 2022 Notes at an approximate 0.6% and 0.8% premium to par value, plus accrued and unpaid interest.

Securitized Debt

Residential Mortgage-Backed Notes

Arroyo Trust 2019

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM residential whole loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2019's residential mortgage pass-through certificates at June 30, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$203,885	3.3%	$203,885	4/25/2049
Class A-2	10,934	3.5%	10,934	4/25/2049
Class A-3	17,323	3.8%	17,323	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$257,197		$257,197
Less: Unamortized Deferred Financing Costs	N/A		3,056
Total	$257,197		$254,141

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2019 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At June 30, 2022, residential whole loans, with an outstanding principal balance of approximately $277.1 million, serve as collateral for the Arroyo Trust 2019's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or, (ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2020

In June 2020, the Company completed a residential mortgage-backed securitization comprised of $355.8 million of Non-QM residential whole loans, issuing $341.7 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2020's residential mortgage pass-through certificates at June 30, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$82,908	1.7%	$82,908	3/25/2055
Class A-1B	9,838	2.1%	9,838	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$135,966		$135,966
Less: Unamortized Deferred Financing Costs	N/A		1,788
Total	$135,966		$134,178

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2020 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At June 30, 2022, residential whole loans with an outstanding principal balance of approximately $148.0 million serve as collateral for the Arroyo Trust 2020's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2022-1

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

The following table summarizes the issued Arroyo Trust 2022-1's residential mortgage pass-through certificates at June 30, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Offered Notes:
Class A-1A	$223,469	2.5%	$211,365	12/25/2056
Class A-1B	82,942	3.3%	74,912	12/25/2056
Class A-2	21,168	3.6%	18,250	12/25/2056
Class A-3	28,079	3.7%	23,241	12/25/2056
Class M-1	17,928	3.7%	14,000	12/25/2056
Total	$373,586		$341,768

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2022-1 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At June 30, 2022, residential whole loans with an outstanding principal balance of approximately $405.0 million serve as collateral for the Arroyo Trust 2022-1's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or, (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their fair value plus accrued interest.

Commercial Mortgage-Backed Notes

CSMC 2014 USA

The following table summarizes CSMC 2014 USA's commercial mortgage pass-through certificates at June 30, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$112,237	9/11/2025
Class A-2	531,700	4.0%	502,516	9/11/2025
Class B	136,400	4.2%	125,513	9/11/2025
Class C	94,500	4.3%	83,954	9/11/2025
Class D	153,950	4.4%	142,388	9/11/2025
Class E	180,150	4.4%	141,159	9/11/2025
Class F	153,600	4.4%	110,014	9/11/2025
Class X-1(1)	N/A	0.5%	12,347	9/11/2025
Class X-2(1)	N/A	—%	2,572	9/11/2025
	$1,370,691		$1,232,700

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of June 30, 2022, respectively.

At June 30, 2022, the Company owned a portion of the class F certificates with an outstanding principal balance of $14.9 million, which is eliminated in consolidation. The remaining CSMC USA debt that we elected the fair value option had a fair value of $1.2 billion at June 30, 2022, and is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the remaining outstanding principal balance of $1.4 billion, $198.3 million is owned by related parties and $1.2 billion is owned by third parties. The securitized debt of the CSMC USA can only be settled with the commercial loan with an outstanding principal balance of approximately $1.4 billion at June 30, 2022, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic changes in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

Note 8 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, swaptions, options, futures contracts, TBAs, Agency and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps, and total return swaps.

The following table summarizes the Company’s derivative instruments at June 30, 2022 and December 31, 2021 (dollars in thousands):

			June 30, 2022		December 31, 2021
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	2,030	$365	2,030	$105
TBA securities, asset	Non-Hedge	Derivative assets, at fair value	100,000	1,383	—	—
Total derivative instruments, assets				1,748		105

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	174,000	(1,158)	22,000	(38)
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	4,140	(714)	4,140	(564)
Total derivative instruments, liabilities				(1,872)		(602)
Total derivative instruments, net				$(124)		$(497)

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three and six months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended June 30, 2022
Interest rate swaps	$—	$5,781	$—	$(671)	$(262)	$4,848
Interest-Only Strips— accounted for as derivatives	—	—	(43)	(107)	55	(95)
Credit default swaps	16	—	—	(2,103)	—	(2,087)
TBAs	732	—	—	1,383	—	2,115
Total	$748	$5,781	$(43)	$(1,498)	$(207)	$4,781

Three months ended June 30, 2021
Interest rate swaps	$—	$35	$—	$46	$76	$157
Interest-Only Strips— accounted for as derivatives	—	—	(79)	(34)	102	(11)
Credit default swap	16	—	—	13	—	29
Total	$16	$35	$(79)	$25	$178	$175

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Six months ended June 30, 2022
Interest rate swaps	$—	$11,321	$—	$(1,120)	$(553)	$9,648
Interest-Only Strips— accounted for as derivatives	—	—	(115)	(216)	144	(187)
Credit default swaps	31	—	—	110	—	141
TBAs	732	—	—	1,383	—	2,115
Total	$763	$11,321	$(115)	$157	$(409)	$11,717

Six months ended June 30, 2021
Interest rate swaps	$—	$35	$—	$46	$76	$157
Interest-Only Strips— accounted for as derivatives	—	—	(173)	(34)	223	16
Credit default swap	32	—	—	(4)	—	28
Total	$32	$35	$(173)	$8	$299	$201

At June 30, 2022 and December 31, 2021, the Company had cash pledged as collateral for derivatives of approximately $5.0 million and $1.4 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets. In addition, at June 30, 2022 and December 31, 2021, the Company held securities of $2.8 million and zero, respectively, received as collateral from its derivative counterparties to satisfy margin requirements.

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

The following tables provide additional information on the Company's fixed-pay interest rate swaps as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate	Average Maturity (Years)	Forward Starting
Greater than 1 year and less than 3 years	$60,000	1.4%	0.6%	1.8	—%
Greater than 3 years and less than 5 years	70,000	1.4%	0.4%	4.6	—%
Greater than 5 years	44,000	2.1%	0.3%	15.1	50.0%
Total	$174,000	1.6%	0.5%	6.3	12.6%

	December 31, 2021
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate	Average Maturity (Years)	Forward Starting
Greater than 5 years	$22,000	1.2%	0.1%	9.8	—%
Total	$22,000	1.2%	0.1%	9.8	—%

To-Be-Announced Securities

The Company purchased or sold TBAs during the six months ended June 30, 2022. There were no open TBA positions as of December 31, 2021. The following is a summary of the Company's TBA positions as of June 30, 2022, reported in "Derivative assets, at fair value" and "Derivative liability, at fair value" in the Consolidated Balance Sheets (dollars in thousands):

	June 30, 2022
	Notional Amount	Fair Value
Purchase contracts, asset	$—	$—
Sale contracts, asset	(100,000)	1,383
TBA securities, asset	(100,000)	1,383
Purchase contracts, liability	—	—
Sale contracts, liability	—	—
TBA securities, liability	—	—
TBA securities, net	$(100,000)	$1,383

The following table presents additional information about the Company's contracts to purchase and sell TBAs for the six months ended June 30, 2022 (dollars in thousands):

	Notional Amount December 31, 2021	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount June 30, 2022
Purchase of TBAs	$—	$400,000	$(400,000)	$—
Sale of TBAs	$—	$500,000	$(400,000)	$100,000

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

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$728	$—	$728	$(206)	$—	$522
Derivative asset, at fair value (2)	1,748	—	1,748	(365)	—	1,383
Total assets	$2,476	$—	$2,476	$(571)	$—	$1,905

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$1,872	$—	$1,872	$(365)	$(1,467)	$40
Repurchase Agreements(4)	555,076	—	555,076	(555,010)	(66)	—
Total liability	$556,948	$—	$556,948	$(555,375)	$(1,533)	$40

(1)Amounts disclosed in the Financial Instruments column of the tables above represent securities, whole loans, securitized commercial loan collateral pledged, and derivative assets that are available to be offset against liability balances associated with repurchase agreement and derivative liabilities. Amounts disclosed in the Cash Collateral column of the tables above represents amounts pledged or received as collateral against derivative transactions.
(2)Derivative asset, at fair value and Derivative liability, at fair value includes interest rate swaps and credit default swaps.
(3)Cash collateral pledged against the Company’s derivative counterparties was approximately $5.0 million as of June 30, 2022.
(4)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $708.5 million as of June 30, 2022.

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

Note 10 — Related Party Transactions

Management Agreement

In connection with the Company’s initial public offering ("IPO") in May 2012, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services. The Manager is responsible for managing the Company’s operations, including;(i) performing all of its day-to-day functions, (ii) determining investment criteria in conjunction with the Board of Directors, (iii) sourcing, analyzing and executing investments, asset sales and financings, (iv) performing asset management duties, and (v) performing financial and accounting management, subject to the direction and oversight of the Company’s Board of Directors. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.50% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. For purposes of calculating the management fee, “stockholders’ equity” means the sum of the net proceeds from any issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings, calculated in accordance with GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid for repurchases of the Company’s shares of common stock, excluding any unrealized gains or losses on our investments and derivatives and other non-cash items (excluding other than temporary impairment) that have impacted stockholders' equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. However, if the Company’s stockholders’ equity for any given quarter is negative based on the calculation described above, the Manager will not be entitled to receive any management fee for that quarter.

In addition, the Company may be required to reimburse the Manager for certain expenses as described below, and shall reimburse the Manager for the compensation paid to the Company’s chief financial officer, controller, and their staff. Expense reimbursements to the Manager are made in cash on a regular basis. The Company’s reimbursement obligation is not subject to any dollar limitation. Because the Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.

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
     For the three months ended June 30, 2022 and June 30, 2021, the Company incurred approximately $1.0 million and approximately $1.5 million in management fees, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company incurred approximately $2.1 million and approximately $3.0 million in management fees, respectively.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended June 30, 2022 and June 30, 2021, the Company recorded expenses included in general and administrative expenses totaling approximately $296 thousand and approximately $1.1 million, respectively, related to reimbursable employee costs. For the six months ended June 30, 2022 and June 30, 2021, the Company recorded expenses included in general and administrative expenses totaling approximately $447 thousand and approximately $1.3 million, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expense in the Consolidated Statements of Operations. At June 30, 2022 and December 31, 2021, approximately $3.6 million and approximately $1.5 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at June 30, 2022 and December 31, 2021, approximately $409 thousand and approximately $457 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Note 11 — Share-Based Payments

The Company's ability to grant new equity-based awards under the Company's existing equity incentive plans expired on May 9, 2022. At the Annual Meeting of Stockholders held on June 24, 2022, the Company's stockholders approved the Western Asset Mortgage Capital Corporation 2022 Omnibus Incentive Plan and the Western Asset Mortgage Capital Corporation 2022 Manager Omnibus Incentive Plan (collectively, the “2022 Plans”). The 2022 Plans provide for the issuance of options (including non-statutory stock options and incentive stock options), stock appreciation rights (referred to as SARs), restricted stock, restricted stock units (referred to as RSUs), stock bonuses, other stock based awards and cash awards.

The aggregate maximum number of shares of our common stock available for future issuances under the 2022 Plans is 1,000,000 shares, which was reduced to 100,000 shares following the completion of the reverse stock split. The officers, employees, non-employee directors, independent contractors, and consultants of the Company or any affiliate of the Company, including any individuals who are employees of the Manager or one of the Manager’s affiliates, are eligible to participate in the Incentive Plan, provided that they have been selected by the Plan Administrator.

On June 24, 2022, the Company granted a total of 217,040 restricted stock units (54,260 per each independent director) or 21,704 shares (5,425 per each independent director) on a post reverse stock split basis, to each of the Company's four independent directors. These restricted stock units will vest in full on June 24, 2023, the first anniversary of the grant date, and will be settled in shares of the Company’s common stock upon each of the independent director’s separation from service with the Company.

On June 25, 2021, the Company granted a total of 81,160 restricted stock units (20,290 each per each independent director), or 8,116 shares (2,029 per each independent director) on a post reverse stock split basis, to each of the Company’s four independent directors. These restricted stock units in this grant vested in full on June 25, 2022, the first anniversary of the grant date, and will be settled in shares of the Company’s common stock upon each of the independent director’s separation from service with the Company.

On June 24, 2022, the Company granted 200,000 restricted stock units, or 20,000 restricted stock units on a post reverse stock split basis under the Western Asset Mortgage Capital Corporation 2022 Omnibus Incentive Plan to the Company’s Chief Financial Officer. These restricted stock units will vest in equal installments on the first and second anniversary of the grant date.

During the six months ended June 30, 2022 and June 30, 2021, 11,716 and 13,782 restricted stock units vested, respectively. The Company recognized stock-based compensation expense of approximately $70 thousand and approximately $106 thousand for the three months ended June 30, 2022 and June 30, 2021, respectively. The Company recognized stock-based compensation expense of approximately $235 thousand and approximately $288 thousand for the six months ended June 30, 2022 and June 30, 2021, respectively. In addition, the Company had unamortized compensation expense of $499 thousand and $211 thousand for equity awards at June 30, 2022 and December 31, 2021, respectively.

Holders of restricted stock units are entitled to receive dividends (or dividend equivalent payments) and distributions that become payable on the restricted stock units during the restricted period. Dividend equivalent payments allocable to restricted stock units are deemed to purchase additional phantom shares of the Company's common stock that are credited to each participant's deferral account. The award agreements include restrictions whereby the restricted stock units cannot be sold, assigned, transferred, pledged, hypothecated, or otherwise disposed of prior to the lapse of restrictions under the respective award agreement. The restrictions lapse on the unvested restricted stock units awarded when vested, subject to the grantee's continuing to provide services to the Company as of the vesting date. Unvested restricted stock units and rights to dividends thereon are forfeited upon termination of the grantee.

The following is a summary of restricted equity awards vesting dates as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Vesting Date	Shares Vesting	Shares Vesting
March 2022	—	3,600
June 2022	—	8,116
June 2023	31,704	—
June 2024	10,000	—
Total	41,704	11,716

The following table presents information with respect to shares issued under the Company’s Equity Incentive Plans for the six months ended June 30, 2022 and June 30, 2021:

	June 30, 2022		June 30, 2021
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	114,825	$131.85	102,554	$140.99
Granted (2)	43,577	12.74	8,623	32.47
Cancelled/forfeited	—	—	(2,546)	27.50
Outstanding at end of period	158,402	99.02	108,631	135.03
Unvested at end of period	41,704	$12.52	11,716	$56.19

(1)The grant date fair value of the awards is based on the closing market price of the Company’s common stock at the grant date.
(2)Includes 1,873 and 507 shares attributed to dividends on restricted stock under the Director Deferred Fee Plan for the six months ended June 30, 2022 and June 30, 2021, respectively.

Note 12 — Stockholders’ Equity

Reverse stock split

On June 30, 2022, the Company announced that its board of directors approved a one-for-ten reverse stock split of the Company's outstanding shares of common stock. The ten-for-one reverse stock split was effected on July 11, 2022, which reduced the total number of authorized shares of common stock from 500,000,000 to 50,000,000 shares, resulting in the number of common shares outstanding reducing from 60,380,105 to 6,038,010. The par value per share of our common stock remained unchanged at $0.01. All per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split.

Our stockholders' equity, in the aggregate, will remain unchanged. Per share net income or loss will be increased because there will be fewer shares of common stock outstanding. The common stock held in treasury will be reduced in proportion to the Reverse Stock Split Ratio. The Company does not anticipate that any other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, will arise as a result of the Reverse Stock Split. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of the Company's common stock the business day prior to the Effective Date. The reverse stock split applied to all of the Company's outstanding shares of common stock and did not affect any stockholder’s ownership percentage of shares of the Company's common stock, except for immaterial changes resulting from the payment of cash for fractional shares.

At-The-Market Program
    In March 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which the Company may offer and sell up to $100.0 million shares of common stock in an At-

The-Market equity offering. During the six months ended June 30, 2022, the Company did not sell any shares under the amended agreement.
Stock Repurchase Program

In December 2021, the Company extended its stock repurchase program as authorized by its Board of Directors. Under the extended program, the Company is permitted to repurchase up to 300,000 shares of its common stock, adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split, through December 31, 2023. The previous authorization expired December 31, 2021. Any purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission Act of 1934, as amended. The authorization does not obligate the Company to acquire any particular amount of common shares, or any shares at all, and the program may be suspended or discontinued at the Company's discretion without prior notice.
During the six months ended June 30, 2022, the Company did not repurchase any shares under the stock repurchase program.

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock, adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split.

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2022
June 21, 2022	July 1, 2022	July 25, 2022	$0.40	Not yet determined
March 23, 2022	April 4, 2022	April 26, 2022	$0.40	Not yet determined
2021
December 21, 2021	December 31, 2021	January 26, 2022	$0.60	Not yet determined(1)
September 23, 2021	October 4, 2021	October 26, 2021	$0.60	Return of capital
June 22, 2021	July 2, 2021	July 26, 2021	$0.60	Return of capital
March 23, 2021	April 2, 2021	April 26, 2021	$0.60	Return of capital

(1)The cash distributions made on January 26, 2022, with a record date of December 31, 2021, are treated as received by stockholders on January 26, 2022 and taxable in calendar year 2022. The tax characterization of these distributions will be determined in January 2023.

Note 13 — Net Loss per Common Share

The table below presents basic and diluted net loss per share of common stock using the two-class method for the three and six months ended June 30, 2022 and June 30, 2021 (dollars, other than shares and per share amounts, in thousands), adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split.

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Numerator:
Net loss attributable to common stockholders and participating securities for basic and diluted earnings per share	$(22,387)	$(40,163)	$(48,240)	$(32,210)
Less:
Dividends and undistributed earnings allocated to participating securities	15	19	30	40
Net loss allocable to common stockholders — basic and diluted	$(22,402)	$(40,182)	$(48,270)	$(32,250)

Denominator:
Weighted average common shares outstanding for basic earnings per share	6,038,010	6,077,670	6,036,300	6,075,960
Weighted average common shares outstanding for diluted earnings per share	6,038,010	6,077,670	6,036,300	6,075,960
Basic loss per common share	$(3.71)	$(6.61)	$(8.00)	$(5.31)
Diluted loss per common share	$(3.71)	$(6.61)	$(8.00)	$(5.31)

For the three and six months ended June 30, 2022 and June 30, 2021, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of June 30, 2022. The Company files U.S. federal and state income tax returns.  As of June 30, 2022, U.S. federal tax returns filed by the Company for 2020, 2019 and 2018 and state tax returns filed for 2020, 2019, 2018, 2017 and 2016 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended June 30, 2022 and June 30, 2021, the Company recorded a federal and state tax benefit of $46 thousand and tax provision of $101 thousand, respectively, which is recorded in "Income tax provision (benefit)" in the Consolidated Statements of Operations. During the six months ended June 30, 2022 and June 30, 2021, the Company recorded a federal and state tax provision of $10 thousand and tax provision of $199 thousand, respectively.

Deferred Tax Asset

As of June 30, 2022 and December 31, 2021, the Company recorded a deferred tax asset of approximately $15.1 million and $13.0 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

In addition, the REIT generated net operating losses ("NOLs") during the year ended December 31, 2021 related to ordinary losses on its MBS portfolio and it generated NOLs for the years ended December 31, 2020 and December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOLs is apportioned to the TRS. The Company recorded a deferred tax asset relating to the NOLs of $18.6 million and $18.6 million in the REIT and $2.0 million and $2.0 million in the TRS as of June 30, 2022 and December 31, 2021, respectively. The TRS can carryback the NOLs generated during the years ended December 31, 2020 and December 31, 2017 to each of the two preceding years to request a refund for taxes paid. As of June 30, 2022 and December 31, 2021, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized, with the exception of the TRS carryback to 2015, and it has recorded a combined valuation allowance of $20.6 million and $20.6 million, respectively.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at June 30, 2022.

Note 16 — Subsequent Events

Reverse Stock Split

On June 30, 2022, the Company announced that its board of directors approved a one-for-ten reverse stock split of the Company's outstanding shares of common stock. The ten-for-one reverse stock split was effected on July 11, 2022, which reduced the total number of authorized shares of common stock from 500,000,000 to 50,000,000 shares, resulting in the number of common shares outstanding reducing from 60,380,105 to 6,038,010. The par value per share of our common stock remained unchanged at $0.01. All per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split.

Securitization of Arroyo 2022-2 Trust

In July 2022, the Company completed its fourth securitization of $402.2 million of Residential Whole Loans, issuing and priced an aggregate $351.9 million of Mortgage-Backed Notes, Series 2022-2 (the “Notes”) in a residential mortgage-backed securitization comprised of a portfolio of residential whole loans. The Notes, which initially will be issued by Arroyo Mortgage Trust 2022-2 in four classes, were priced with a weighted average fixed interest rate of approximately 5.9% per annum. All of the Notes are anticipated to have a final payment date in July 2057. The Notes will be issued in a private placement to qualified institutional investors and non-US persons under Regulation S of the Securities Act. It is expected that S&P and DBRS will rate the Notes at closing. The anticipated S&P and DBRS ratings for the Class A-1 Notes are AAA(sf) and AAA(sf), respectively.

Announcement of Review of Strategic Alternatives

On August, 4, 2022, the Company announced that its Board of Directors has authorized a review of strategic alternatives for the Company aimed at enhancing shareholder value, which may include a sale or merger of the Company. JMP Securities, A Citizens Company, has been retained as exclusive financial advisor to the Company. No assurance can be given that the review being undertaken will result in a sale, merger, or other transaction sale or other business combination involving the Company, and the Company has not set a timetable for completion of the review process. The Company does not intend to make any further statements regarding this process unless and until a definitive agreement for a transaction has been reached, or until the process of exploring strategic alternatives has ended.

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

In December 2021, we announced that our investment strategy will focus on residential real estate-related investments, including but not limited to non-qualified mortgage loans, Non-Agency RMBS, and other related investments. We believe this focus will allow us to address attractive market opportunities while maintaining alignment with our Manager’s core competencies. The portfolio transition is expected to be accomplished over the next 12 months from now. We plan to transition out of the commercial investments in our portfolio, though we may from time to time make commercial investments on an opportunistic basis.

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

Our Investment Portfolio

Our investment strategy will focus on residential real estate related investments, including but not limited to non-qualified mortgage loans, Non-Agency RMBS and other related investments. The portfolio transition is expected to be accomplished over the next 12 months from now.

Our investment portfolio composition at June 30, 2022:

Our Financing Strategy

During 2020, the uncertainties created by the COVID-19 pandemic made it challenging to obtain financing arrangements on favorable terms.  In the latter part of 2020 and the beginning of 2021, terms for financing arrangements have improved significantly. As a result, we diversified our financing sources to provide an alternative to short-term repurchase agreements with daily margin requirements. We expect to continue to seek financing arrangements without daily margin requirements or with margin requirements that apply only after a significant reduction in the valuation of the assets financed, including but not limited to repurchase agreements, term financing, securitization and convertible senior unsecured notes, as the market permits. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by our Manager, taking into account a variety of factors such as general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the creditworthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. We expect to maintain a debt-to-equity ratio of two to four and a half times the amount of our stockholders' equity, depending on our investment composition. We seek to enhance equity returns by effectively utilizing leverage and seeking to limit our exposure to interest rate volatility and daily margin calls. The following table presents our debt-to-equity ratio on June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Total debt(1)	$664,737	$736,357
Total equity	$140,274	$193,109
Debt-to-equity ratio	4.7	3.8

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

2022 Activity

Investment Activity

We continually evaluate potential investments and our investment selection is based on supply and demand of our target assets, costs of financing, and the expected future interest rate volatility costs of hedging. During the six months ended June 30, 2022, we acquired $411.9 million of Residential Whole Loans and $40.0 million of Non-Agency RMBS. We also, along with the other investors, sold a Commercial REO for total proceeds of $54.7 million.

The following table presents our investing activity for the six months ended June 30, 2022 (dollars in thousands):

	Balance at		Loan Modification/Capitalized Interest	Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net	Balance at
Investment Type	December 31, 2021	Purchases								June 30, 2022
Agency RMBS and Agency RMBS IOs	$1,172	$—	N/A	$(121)	$—	N/A	$—	$(266)	$—	$785
Non-Agency RMBS	27,769	39,952	N/A	(749)	(27,729)	N/A	(1,170)	(5,914)	39	32,198
Non-Agency CMBS	105,358	—	N/A	(1,673)	(10,152)	N/A	(43,934)	43,497	—	93,096
Other securities(1)	51,648	—	N/A	—	(4,406)	N/A	(478)	(6,268)	38	40,534
Total MBS and other securities	185,947	39,952	N/A	(2,543)	(42,287)	N/A	(45,582)	31,049	77	166,613
Residential Whole Loans	1,023,502	411,917	75	(155,171)	—	—	—	(80,155)	(4,315)	1,195,853
Residential Bridge Loans	5,428	—	—	(250)	—	—	—	(83)	—	5,095
Commercial Loans	130,572	—	—	(4)	—	—	—	(2,147)	—	128,421
Securitized commercial loans	1,355,808	—	—	—	—	—	—	(125,782)	13,345	1,243,371
REO	43,607	—	N/A	—	(54,681)	—	12,198	—	N/A	1,124
Total Investments	$2,744,864	$451,869	$75	$(157,968)	$(96,968)	$—	$(33,384)	$(177,118)	$9,107	$2,740,477

(1) Other securities include $34.0 million of GSE CRTs and $6.6 million of ABS at June 30, 2022.

Portfolio Characteristics

Residential Real Estate Investments

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 3,097 Non-QM adjustable rate mortgages and five investor fixed rate mortgages. The following table presents certain information about our Residential Whole Loans investment portfolio at June 30, 2022 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	40	$22,650	66.3%	758	9.0	28.8	2.9%
3.01% – 4.00%	484	247,017	65.0%	757	6.2	28.2	3.7%
4.01% – 5.00%	1,451	498,639	63.6%	749	4.8	26.4	4.6%
5.01% – 6.00%	895	366,805	66.2%	742	4.0	27.5	5.5%
6.01% – 7.00%	216	98,409	71.7%	742	3.1	29.4	6.4%
7.01% - 8.00%	16	6,450	75.1%	737	2.7	29.6	7.4%
Total	3,102	$1,239,970	65.4%	748	4.8	27.4	4.8%

(1)The original FICO score is not available for 250 loans with a principal balance of approximately $83.2 million at June 30, 2022. We have excluded these loans from the weighted average computations.

Residential Bridge Loans

    We are no longer allocating capital to Residential Bridge Loans. The following table presents certain information about the remaining eight Residential Bridge Loans left in the portfolio at June 30, 2022 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	3	$2,946	70.4%	0.0	8.8%
9.01% – 11.00%	2	2,144	78.1%	0.0	10.4%
11.01% – 13.00%	2	495	69.7%	0.0	11.4%
Total	7	$5,585	73.3%	0.0	9.7%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

Non-performing Residential Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of June 30, 2022 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current	3,073	$1,226,815	$1,183,917	—	$—	$—
1-30 days	8	2,213	2,142	—	—	—
31-60 days	1	359	361	1	849	832
61-90 days	—	—	—	—	—	—
90+ days	20	10,583	9,433	6	4,736	4,263
Total	3,102	$1,239,970	$1,195,853	7	$5,585	$5,095

Residential Whole Loans in Non-Accrual Status

As of June 30, 2022, there were 20 Non-QM loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $10.6 million and a fair value of $9.4 million. These nonperforming loans represent approximately 0.9% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three and six months ended June 30, 2022 since the valuation adjustment, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of June 30, 2022, there were six Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $4.7 million and a fair value of $4.3 million. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three and six months ended June 30, 2022 since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of June 30, 2022, we had four real estate owned ("REO") properties with an aggregate carrying value of $1.1 million related to foreclosed Bridge Loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheet.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-Agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of June 30, 2022 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	CPR
Prime	$14,181	$79.99	9.9	67.8%	748	1.2%	22.0%
Alt-A	18,017	63.68	13.2	74.6%	675	12.8%	14.0%
Total	$32,198	$70.86	11.8	71.6%	707	7.7%	17.5%

Agency RMBS Portfolio

The following table summarizes our Agency portfolio by investment category as of June 30, 2022 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs (1)	N/A	$53	$57	0.5%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	728	1.5%
Total	$—	$53	$785	1.4%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance.  The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Commercial Real Estate Investments

With the new focus on residential real estate related investments, we plan to transition out of commercial real estate investments over the next 12 months.

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of June 30, 2022 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$87	$85	2.2	88.7%
	2010-2020	14,982	10,715	7.1	62.3%
		15,069	10,800	7.1	62.5%
Single Asset:
	2010-2020	99,079	82,296	1.5	65.0%
Total		$114,148	$93,096	2.1	64.7%

Commercial Real Estate Investments

The following table presents our commercial loan investments as of June 30, 2022 (dollars in thousands):

Loan	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral	Geographic Location
CRE 3	Interest-Only Mezzanine loan	$90,000	$26,934	58%	1-Month LIBOR plus 9.25%	6/29/2021	None(1)	Entertainment and Retail	NJ
CRE 4	Interest-Only First Mortgage	38,367	37,980	63%	1-Month LIBOR plus 3.02%	8/6/2022	A One-Year Extensions(2)	Retail	CT
CRE 5	Interest-Only First Mortgage	24,535	24,362	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel	NY
CRE 6	Interest-Only First Mortgage	13,207	13,114	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel	CA
CRE 7	Interest-Only First Mortgage	7,259	7,208	62%	1-Month LIBOR plus 3.75%	11/6/2022	Two One-Year Extensions	Hotel	IL, FL
CRE 8	Interest-Only First Mortgage	4,425	4,425	79%	1-Month LIBOR plus 4.85%	12/6/2022	None	Assisted Living Facilities	FL
SBC 3	Interest-Only First Mortgage	14,362	14,398	49%	1-Month LIBOR plus 4.35%	1/6/2023	None	Nursing Facilities	CT
		$192,155	$128,421

(1) CRE 3 is in default and not eligible for extension.
(2) Extension terms are under discussion. A 30-day forbearance of the maturity was agreed to in order to complete the negotiations and documentation of the extension.

Non-Performing Commercial Loans

The COVID-19 pandemic has adversely impacted a broad range of industries in which our commercial loan borrowers operate and could impair their ability to fulfill their financial obligations to us, most significantly retail and hospitality asset. All but the one loan discussed below remain current.

CRE 3 Loan

As of June 30, 2022, the CRE 3 junior mezzanine loan with an outstanding principal balance of $90.0 million secured by a retail facility was non-performing and past its maturity date of June 29, 2021. We were receiving interest payments on this loan from a reserve that was exhausted in May 2021. We are currently in discussions with the borrower and certain other lenders regarding alternatives to address the situation which might include modifications of loan terms, deferral of payments and the funding of new advances. There can be no assurance that these discussions will result in an outcome in which we would be repaid any amount of the loan and we may suffer further declines in fair value with respect to the mezzanine investment. We could experience a total loss of our investment under various scenarios, which at current levels would result in a $26.9 million reduction in the Company’s book value. Refer to Note 6 - "Commercial Loans" for details.

The following table presents the aging of the Commercial Loans as of June 30, 2022 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	6	$102,155	$101,487
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	90,000	26,934
Total	7	$192,155	$128,421

Commercial Real Estate Owned

In February 2022, we and the other investors sold the unencumbered hotel property for $55.9 million which was foreclosed on in the third quarter of 2021. We and the other investors fully recovered our aggregate initial investment of $42.0 million. We recognized a gain on sale of approximately $12.2 million.

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of June 30, 2022, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	29.1%	$9,385	California	40.7%	$37,920
Florida	12.6%	4,069	Nevada	21.0%	19,506
New York	6.4%	2,076	Bahamas	15.5%	14,474
Texas	4.5%	1,439	Texas	4.4%	4,080
New Jersey	4.2%	1,348	Florida	4.2%	3,901

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at June 30, 2022, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	66.4%	$823,450	New York	47.1%	$2,631
New York	9.8%	121,760	California	31.4%	1,754
Texas	4.7%	58,349	Florida	20.1%	1,125
Florida	4.0%	49,888	New Jersey	1.4%	75
Georgia	3.6%	44,224	Total	100.0%	5,585
Other	11.5%	142,299
Total	100.0%	$1,239,970

Financing Activity

      We will look to continue to expand and diversify our financing sources, especially those sources that provide an alternative to short-term repurchase agreements with daily margin requirements.

Repurchase Agreements

Our repurchase agreements bear interest at a contractually agreed-upon rate and have terms ranging from one month to 12 months. Our counterparties generally require collateral in excess of the loan amount, or haircuts. As of June 30, 2022, the contractual haircuts required under repurchase agreements on our investments were as follows:

	Minimum	Maximum
Short-Term Borrowings
Agency RMBS IOs	25%	25%
Non-Agency RMBS	35%	50%
Residential Whole Loans	21%	21%
Residential Bridge Loans	20%	20%
Commercial Loans	55%	55%
Other Securities	60%	60%

Long-Term Borrowings
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency RMBS	35%	45%
Non-Agency CMBS	40%	40%
Other Securities	35%	35%

Residential Whole Loan Facility
Residential Whole Loans(1)	10%	10%

Commercial Whole Loan Facility
Commercial Loans(2)	22%	32%

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

During the quarter ended June 30, 2022, we repurchased $7.2 million aggregate principal amount of the 2022 Notes at an approximate 0.6% premium to par value, plus accrued and unpaid interest.

Securitized Debt

In February 2022, we completed a residential mortgage-backed securitization. The Arroyo Trust 2022-1 issued $398.9 million of mortgage-backed notes and we retained the subordinate non-offered securities in the securitization, which include the Class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in the consolidation. As of June 30, 2022, Residential Whole Loans, with an outstanding principal balance of approximately $405.0 million, serve as collateral for the Arroyo Trust 2022-1's securitized debt.

Outstanding Borrowings

Repurchase Agreements

At June 30, 2022, we had outstanding borrowings under five of our repurchase agreements. The following table summarizes certain characteristics of our repurchase agreements at June 30, 2022 (dollars in thousands):

Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-Term Borrowings:
Agency RMBS	$329	1.82%	32
Non-Agency RMBS(1)	31,628	3.44%	1
Residential Whole Loans (2)	1,116	4.12%	26
Residential Bridge Loans (2)	4,166	4.13%	26
Commercial Loans (2)	6,463	4.73%	26
Other Securities	2,126	4.09%	18
Total short term borrowings	45,828	3.72%	8
Long Term Borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS (1)	55,155	2.28%	234
Non-Agency RMBS	21,943	2.28%	307
Other Securities	23,948	2.28%	308
Subtotal	101,046	2.28%	267
Residential Whole Loan Facility
Residential Whole Loans (2)	344,544	3.61%	127
Commercial Whole Loan Facility
Commercial Loans	63,658	2.64%	87
Total long term borrowings	509,248	3.23%	150
Repurchase agreements borrowings	$555,076	3.27%	138
Less unamortized debt issuance costs	—	N/A	N/A
Repurchase agreement borrowings, net	$555,076	3.27%	138

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.

(2)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

At June 30, 2022, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Credit Suisse AG, Cayman Islands Branch (2)	$439,829	79.2%	$519,870	A
Citigroup Global Markets Inc.	101,046	18.2%	160,982	A+
Nomura Securities International, Inc. (3)	11,745	2.1%	20,856	Unrated (3)
All other counterparties (4)	2,456	0.5%	6,820
Total	$555,076	100.0%	$708,528

(1)The counterparty ratings presented above are the long-term issuer credit ratings as rated at June 30, 2022 by S&P.
(2)Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.
(3)    Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at June 30, 2022.
(4)    Represents amount outstanding with two counterparties, which each holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of June 30, 2022.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and six months ended June 30, 2022 (dollars in thousands):

Collateral	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Agency RMBS	$338	$593
Non-Agency RMBS(1)	61,990	59,408
Non-Agency CMBS(1)	57,060	64,391
Residential Whole Loans	293,479	247,608
Commercial loans	60,398	62,822
Residential Bridge Loans	5,462	5,543
Other securities	27,874	32,356
Total	$506,601	$472,721
Maximum borrowings during the period(2)	$576,874	$613,518

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.

Repurchase Agreements Financial Metrics

Certain of our financing agreements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if we do not maintain certain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity and liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. with borrowings outstanding as of June 30, 2022. With the exception of one repurchase agreement for which the Company received a waiver, the Company was in compliance with the terms of such financial tests as of June 30, 2022.

Securitized Debt

Residential Mortgage-Backed Notes

Arroyo Trust 2019

The following table summarizes the consolidated Arroyo Trust 2019's issued mortgage-backed notes at June 30, 2022 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$203,885	3.3%	$203,885	4/25/2049
Class A-2	10,934	3.5%	10,934	4/25/2049
Class A-3	17,323	3.8%	17,323	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$257,197		$257,197
Less: Unamortized deferred financing costs	N/A		3,056
Total	$257,197		$254,141

Arroyo Trust 2020

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at June 30, 2022 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$82,908	1.7%	$82,908	3/25/2055
Class A-1B	9,838	2.1%	9,838	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$135,966		$135,966
Less: Unamortized deferred financing costs	N/A		1,788
Total	$135,966		$134,178

Arroyo Trust 2022-1

The following table summarizes the consolidated Arroyo Trust 2022-1's issued mortgage-backed notes at June 30, 2022 which is classified as "Securitized debt, net" on the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$223,469	2.5%	$211,365	12/25/2056
Class A-1B	82,942	3.3%	74,912	12/25/2056
Class A-2	21,168	3.6%	18,250	12/25/2056
Class A-3	28,079	3.7%	23,241	12/25/2056
Class M-1	17,928	3.7%	14,000	12/25/2056
Total	$373,586		$341,768

Commercial Mortgage-Backed Notes

We hold a controlling financial variable interest in CSMC USA and are required to consolidate the CMBS VIE. Refer to Note 7 - "Financings" for details. The following table summarizes the consolidated CSMC USA's commercial mortgage pass-through certificates at June 30, 2022 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$112,237	9/11/2025
Class A-2	531,700	4.0%	502,516	9/11/2025
Class B	136,400	4.2%	125,513	9/11/2025
Class C	94,500	4.3%	83,954	9/11/2025
Class D	153,950	4.4%	142,388	9/11/2025
Class E	180,150	4.4%	141,159	9/11/2025
Class F	153,600	4.4%	110,014	9/11/2025
Class X-1(1)	N/A	0.5%	12,347	9/11/2025
Class X-2(1)	N/A	—%	2,572	9/11/2025
	$1,370,691		$1,232,700

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of June 30, 2022, respectively.

The above table does not reflect the portion of the class F bond held by us because the bond is eliminated in consolidation. Our ownership interest in the F bond represents a controlling financial interest, which resulted in consolidation of the trust. The bond had a fair market value of $10.7 million at June 30, 2022, and our exposure to loss is limited to our ownership interest in this bond.

Convertible Senior Unsecured Notes

2022 Notes

As of June 30, 2022, we had $27.0 million of the 2022 Notes outstanding. The 2022 Notes mature on October 1, 2022, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

2024 Notes

As of June 30, 2022, we had $86.3 million aggregate principal amount of the 2024 Notes outstanding. The 2024 notes mature on September 15, 2024, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

Recourse and Non-Recourse Financing

We utilize both recourse and non-recourse debt to finance our portfolio. Our recourse debt included our short and long-term repurchase agreement financings and our convertible senior unsecured notes. At June 30, 2022, our total non-recourse financing is comprised of $730.1 million of securitized debt issued in connection with our three Residential Whole Loan securitizations and $1.2 billion of securitized debt from owning a Non-Agency CMBS bond with a fair value of $10.7 million that was deemed to be a controlling financial variable interest in CSMC USA which required us to consolidate the CMBS VIE.

(dollars in thousands)	June 30, 2022		December 31, 2021
Recourse and non-recourse financing	$2,627,524		$2,599,845
Non-recourse financing
Arroyo 2019-2	254,141		337,571
Arroyo 2020-1	134,178		181,547
Arroyo 2022-1	341,768		—
CMSC USA	1,232,700		1,344,370
Total recourse financing	$664,737	$664,737	$736,357

Stockholders' equity	$140,274		$193,109

Recourse leverage	4.7x		3.8x

Hedging Activity
The following tables summarize the hedging activity during the six months ended June 30, 2022 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2021	Acquisitions		June 30, 2022
Fixed pay interest rate swaps	$22,000	$309,500	$(157,500)	$174,000
Credit default swaps	6,170	—	—	6,170
TBA securities - long positions	—	400,000	(400,000)	—
TBA securities - short positions	—	500,000	(400,000)	100,000
Total derivative instruments	$28,170	$1,209,500	$(957,500)	$280,170

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2021					June 30, 2022
Fixed pay interest rate swaps	$(38)	$—	$(11,321)	$11,321	$(1,120)	$(1,158)
Credit default swaps	(459)	—	—	—	110	(349)
TBA securities	—	—	(732)	732	1,383	1,383
Total derivative instruments	$(497)	$—	$(12,053)	$12,053	$373	$(124)

Dividends

During the six months ended June 30, 2022, we declared dividends totaling $0.80 per share generating a dividend yield of approximately 13.2% based on the stock closing price of $12.10 on June 30, 2022.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:

Book Value
40
30
20
10
0
35.50
34.40
31.98
27.33
23.23
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
Period Ending

    We continue to implement measures to improve our balance sheet by increasing liquidity, reducing leverage, and seek alternative financing arrangements to preserve long-term shareholder value. The decrease in book value from $27.33 as of March 31, 2022, to $23.23 as of June 30, 2022, was primarily driven by spread widening across our holdings, but mainly from our residential whole-loans due to their relative size in the overall portfolio.

Results of Operations

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021.

General
Due to financial results which occured during the evolving COVID-19 pandemic, our results of operations for the three months ended June 30, 2022 and June 30, 2021 may not be comparable. During the second quarter of 2022, we continued to make progress towards strengthening our balance sheet, improving liquidity, and the transition of our portfolio to residential investments.
During the three months ended June 30, 2022, the Company acquired $292.8 million of residential whole loans, sold approximately $42 million of investments, including Non-Agency RMBS and CMBS, as well as repurchasing another $7.2 million aggregate principal amount of our existing 2022 Notes at an approximate premium to par value of 1.0%. Due to spread widening, we experienced a significant decline in the fair value of residential whole loan investments. This decline in fair value of $38.3 million was offset by a gain of $6.5 million of net gains on derivatives due to our hedging activity. Overall our net loss was $22.4 million, or $3.71 per basic and diluted weighted common share for the three months ended June 30, 2022.
In contrast, for the three months ended June 30, 2021, the generation of a net loss of $40.2 million, or $6.61 per basic and diluted weighted common share, was primarily due to a decline in fair value in a commercial real estate mezzanine loan with an outstanding balance of $90 million.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

Three Months Ended June 30, 2022	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$55	$3	21.88%
Non-Agency CMBS	151,288	2,530	6.71%
Non-Agency RMBS	54,816	661	4.84%
Residential Whole Loans	1,199,076	12,082	4.04%
Residential Bridge Loans	5,682	16	1.13%
Commercial loans	192,154	1,260	2.63%
Securitized commercial loans	1,281,594	21,986	6.88%
Other securities	45,467	1,039	9.17%
Total investments	$2,930,132	$39,577	5.42%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$506,601	$3,659	2.90%
Convertible senior unsecured notes, net	115,785	2,500	8.66%
Securitized debt	2,047,853	27,183	5.32%
Total borrowings	$2,670,239	$33,342	5.01%

Net interest income and net interest margin(2)		$6,235	0.85%

Three Months Ended June 30, 2021	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$78	$4	20.57%
Non-Agency CMBS	205,734	4,344	8.47%
Non-Agency RMBS	29,211	334	4.59%
Residential Whole Loans	850,385	7,519	3.55%
Residential Bridge Loans	11,338	487	17.23%
Commercial Loans	325,109	3,199	3.95%
Securitized commercial loan	1,505,871	24,400	6.50%
Other securities	48,592	908	7.50%
Total investments	$2,976,318	$41,195	5.55%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$351,452	$3,114	3.55%
Convertible senior unsecured notes, net	165,220	3,417	8.30%
Securitized debt	2,178,868	28,074	5.17%
Total borrowings	$2,695,540	$34,605	5.15%

Net interest income and net interest margin(2)		$6,590	0.89%

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

Interest Income

For the three months ended June 30, 2022, and June 30, 2021, we earned interest income on our investments of approximately $39.6 million and $41.2 million, respectively. The decrease of approximately $1.6 million was mainly due to a smaller investment portfolio and principal payments and payoffs of commercial and residential investments. Also, interest income was further reduced by our $90.0 million commercial mezzanine loan becoming non-performing in May 2021, and certain Non-Agency CMBS positions were placed on non-accrual status. The decrease was partially offset by the interest income generated from the acquisitions of residential investments for the twelve months ended June 30, 2022.
Interest Expense

Interest expense decreased from $34.6 million for the three months ended June 30, 2021 to $33.3 million for the three months ended June 30, 2022. The decrease in interest expense was due to the reduction of approximately $55 million of 2022 Convertible Notes offset by increased financing costs as the Company acquired individual Non-QM residential home loans for the Aroyyo 2022-2 securitization which occurred in July 2022.

Other income (loss), net

Realized gain (loss), net

Realized gain (loss) represents the net gain (loss) on sales or settlements from our investment portfolio and debt. We did not have asset sales during the quarter ended June 30, 2021.

The following table presents the realized gains (losses) of our investments and debt for each of the three months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

	For the three months ended June 30, 2022				For the three months ended June 30, 2021
	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$10,152	$—	$(43,934)	$(43,934)	$—	$—	$—	$—
Non-Agency RMBS	27,729	255	(1,425)	(1,170)	—	—	—	—
Other securities	4,406	—	(478)	(478)	—	—	—	—
Residential Bridge Loans(1)	—	—	—	—	—	—	(116)	(116)
Convertible senior unsecured notes(2)	(7,281)	—	(79)	(79)	—	—	—	—
Total	$35,006	$255	$(45,916)	$(45,661)	$—	$—	$(116)	$(116)

(1)Realized gains/losses recognized on the final settlement of the loans.
(2)Realized gains/losses recognized on the extinguishment of the 2022 Notes. See Note 7 - Financings for details.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings. The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended June 30, 2022	Three months ended June 30, 2021
Agency RMBS	$(3)	$(7)
Non-Agency CMBS	42,523	698
Non-Agency RMBS	(2,490)	15
Residential Whole Loans	(38,312)	(1,260)
Residential Bridge Loans	(110)	261
Commercial loans	(74)	(44,758)
Securitized commercial loans	(52,218)	41,229
Other securities	(3,894)	2,942
Securitized debt	70,763	(41,438)
Total	$16,185	$(42,318)
Gain (loss) on derivatives, net

    As of June 30, 2022, we had interest rate swaps with a notional amount of $174.0 million, including $22.0 million of forward starting swaps. Our hedging strategy is designed to mitigate our exposure to interest rate volatility.

The following table presents the components of gain (loss) on derivatives for the three months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended June 30, 2022
Interest rate swaps	$—	$5,781	$—	$(671)	$(262)	$4,848
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(43)	(107)	55	(95)
Credit default swaps	16	—	—	(2,103)	—	(2,087)
TBAs	732	—	—	1,383	—	2,115
Total	$748	$5,781	$(43)	$(1,498)	$(207)	$4,781

Three months ended June 30, 2021
Interest rate swaps	$—	$35	$—	$46	$76	$157
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(79)	(34)	102	(11)
Credit default swaps	16	—	—	13	—	29
Total	$16	$35	$(79)	$25	$178	$175

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended June 30, 2022 and June 30, 2021, "Other, net" was a loss of $46 thousand and income of $200 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income

(expense) on cash collateral for our repurchase agreements and derivatives, and miscellaneous fees and expenses on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $1.0 million and $1.5 million for the three months ended June 30, 2022 and June 30, 2021, respectively. The decline in management fees was a result of our Manager voluntarily waiving 25% of its management fee solely for the duration of calendar year 2022 in order to support our earnings potential and our transition to a residential focused investment portfolio. Future waivers, if any, will be at the Manager's discretion.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $262 thousand and $428 thousand for the three months ended June 30, 2022, and June 30, 2021, respectively. Other operating costs comprise bank fees, trustee fees and asset management/loan servicing fees for loans acquired serving released. Formerly, transaction and financing costs were included in this expense category.

Transaction costs

We incurred transaction costs of $344 thousand for the three months ended June 30, 2022, and there were no similar costs for the three months ended June 30, 2021. The transaction costs are primarily associated with the Arroyo Trust 2022-1 securitization that was completed in February 2022.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $2.3 million and $2.7 million for the three months ended June 30, 2022, and June 30, 2021, respectively. The lower expense was primarily driven by lower compensation expense of $521 thousand due to recent personnel turnover and lower general and administrative expenses of $347 thousand. This was offset by higher professional fees of $514 thousand, as a result of higher accounting related consulting fees.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021.

General
Due to financial results which occured during the evolving COVID-19 pandemic, our results of operations for the six months ended June 30, 2022 and June 30, 2021 may not be comparable. During the fist half of 2022, we continued to make progress towards strengthening our balance sheet, improving liquidity, and the transition of our portfolio to residential investments.
During the six months ended June 30, 2022, the Company acquired $405.3 million of residential whole loans, sold $42,3 million of investments, including Non-Agency RMBS and CMBS, sold the hotel REO realizing a gain on sale of $12.2 million, as well as repurchasing another $10.6 million aggregate principal amount of our existing 2022 Notes at an approximate premium to par value of 1.0%. Due to spread widening, we experienced a significant decline in the fair value of our investments. This decline in fair value of $80.2 million was a key contributor to the generation of a net loss of $48.2 million, or $8.00 per basic and diluted weighted common share for the six months ended June 30, 2022.
In contrast, for the six months ended June 30, 2021, the key driver of a net loss of $32.2 million, or $5.31 per basic and diluted weighted common share was due to a $48.7 million decline in the fair value of our $90 million non-performing commercial mezzanine loan offset by unrealized gains from other investments.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the six months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

Six Months Ended June 30, 2022	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$59	$7	23.93%
Non-Agency CMBS	158,860	5,100	6.47%
Non-Agency RMBS	47,664	1,191	5.04%
Residential Whole Loans	1,126,074	20,828	3.73%
Residential Bridge Loans	5,740	36	1.26%
Commercial loans	192,155	2,506	2.63%
Securitized commercial loans	1,274,895	43,858	6.94%
Other securities	46,665	1,693	7.32%
Total investments	$2,852,112	$75,219	5.32%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$472,721	$6,101	2.60%
Convertible senior unsecured notes, net	117,046	5,097	8.78%
Securitized debt	2,019,682	53,503	5.34%
Total borrowings	$2,609,449	$64,701	5.00%

Net interest income and net interest margin(2)		$10,518	0.74%

Six Months Ended June 30, 2021	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$89	$8	18.13%
Non-Agency CMBS	206,179	9,111	8.91%
Non-Agency RMBS	29,411	689	4.72%
Residential Whole Loans	906,352	17,577	3.91%
Residential Bridge Loans	12,732	717	11.36%
Commercial Loans	325,136	8,416	5.22%
Securitized commercial loan	1,533,956	48,964	6.44%
Other securities	49,378	1,730	7.07%
Total investments	$3,063,233	$87,212	5.74%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$350,004	$6,718	3.87%
Convertible senior unsecured notes, net	167,115	6,957	8.40%
Securitized debt	2,257,673	57,699	5.15%
Total borrowings	$2,774,792	$71,374	5.19%

Net interest income and net interest margin(2)		$15,838	1.04%

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

Interest Income

For the six months ended June 30, 2022, and June 30, 2021, we earned interest income on our investments of approximately $75.2 million and $87.2 million, respectively. The decrease of approximately $12.0 million was mainly due to a smaller investment portfolio from principal payments and payoffs of commercial and residential investments. The decrease was partially offset by acquisitions of residential investments for the twelve months ended June 30, 2022.
Interest Expense

Interest expense decreased from $71.4 million for the six months ended June 30, 2021 to $64.7 million for the six months ended June 30, 2022. The decrease in interest expense was primarily a result of a smaller investment portfolio, offset by increased borrowing costs on our Repo facilities due to increasing market interest rates.

Other income (loss), net

Realized gain (loss), net

Realized gain (loss) represents the net gain (loss) on sales or settlements from our investment portfolio and debt. The following table presents the realized gains (losses) of our investments and debt for each of the six months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

	For the six months ended June 30, 2022				For the six months ended June 30, 2021
	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$10,152	$—	$(43,934)	$(43,934)	$—	$—	$(5,929)	$(5,929)
Non-Agency RMBS	27,729	255	(1,425)	(1,170)	—	—	—	—
Other securities	4,406	—	(478)	(478)	—	—	—	—
Residential Bridge Loans(1)	—	—	—	—	—	—	(116)	(116)
Loans transferred to REO(2)	—	—	—	—	684	—	(36)	(36)
Disposition of REO(3)	54,681	12,198	—	12,198	—	—	—	—
Convertible senior unsecured notes(4)	(10,689)	—	(132)	(132)	(6,315)	240	—	240
Total	$86,279	$12,453	$(45,969)	$(33,516)	$(5,631)	$240	$(6,081)	$(5,841)

(1)Realized gains/losses recognized on the final settlement of the loans.
(2)Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.
(3)Realized gains/losses recognized in connection with the sale of the hotel REO.
(4)Realized gains/losses recognized on the extinguishment of the 2022 Notes. See Note 7 - Financings for details.

Unrealized gain (loss), net

Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings. The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Six months ended June 30, 2022	Six months ended June 30, 2021
Agency RMBS	$(51)	$19
Non-Agency CMBS	43,497	(13,274)
Non-Agency RMBS	(5,914)	1,469
Residential Whole Loans	(80,155)	16,061
Residential Bridge Loans	(83)	464
Commercial loans	(2,147)	(43,136)
Securitized commercial loans	(125,782)	117,039
Other securities	(6,268)	3,623
Securitized debt	154,185	(115,533)
Total	$(22,718)	$(33,268)

Gain (loss) on derivatives, net

    As of June 30, 2022, we had interest rate swaps with a notional amount of $174.0 million, including $22.0 million of forward starting swaps. Our hedging strategy is designed to mitigate our exposure to interest rate volatility.

The following table presents the components of gain (loss) on derivatives for the six months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Six months ended June 30, 2022
Interest rate swaps	$—	$11,321	$—	$(1,120)	$(553)	$9,648
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(115)	(216)	144	(187)
Credit default swaps	31	—	—	110	—	141
TBAs	732	—	—	1,383	—	2,115
Total	$763	$11,321	$(115)	$157	$(409)	$11,717

Six months ended June 30, 2021
Interest rate swaps	$—	$35	$—	$46	$76	$157
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(173)	(34)	223	16
Credit default swaps	32	—	—	(4)	—	28
Total	$32	$35	$(173)	$8	$299	$201

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the six months ended June 30, 2022 and June 30, 2021, "Other, net" was a loss of $191 thousand and income of $172 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives, and miscellaneous fees and expenses on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $2.1 million and $3.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The decline in management fees was a result of our Manager voluntarily waiving 25% of its management fee solely for the duration of calendar year 2022 in order to support our earnings potential and our transition to a residential focused investment portfolio. Future waivers, if any, will be at the Manager's discretion.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $558 thousand and $820 thousand for the six months ended June 30, 2022, and June 30, 2021, respectively. Other operating costs comprise bank fees, trustee fees and asset management/loan servicing fees for loans acquired serving released. Formerly, transaction and financing costs were included in this expense category.

Transaction costs

We incurred transaction costs of $3.0 million for the six months ended June 30, 2022, and there were no similar costs for the six months ended June 30, 2021. The transaction costs are primarily associated with the Arroyo Trust 2022-1 securitization that was completed in February 2022.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $4.8 million and $5.3 million for the six months ended June 30, 2022, and June 30, 2021, respectively. The lower expense was primarily driven by lower compensation expense of $731 thousand due to recent personnel turnover and lower general and administrative expenses of $673 thousand. This was offset by higher professional fees of $891 thousand, primarily as a result of higher accounting related consulting fees.

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

The table below reconciles Net Loss to Distributable Earnings for the three and six months ended June 30, 2022 and June 30, 2021:

(dollars in thousands)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Net loss attributable to common stockholders and participating securities	$(22,387)	$(40,163)	$(48,240)	$(32,210)
Income tax provision (benefit)	(46)	101	10	199
Net loss before income taxes	(22,433)	(40,062)	(48,230)	(32,011)

Adjustments:
Investments:
Unrealized (gain) loss on investments, securitized debt and other liabilities	(16,185)	42,318	22,718	33,268
Net realized loss on investments	45,582	116	36,869	6,081
One-time transaction costs	336	104	3,076	100

Derivative Instruments:
Net realized (gain) loss on derivatives	(6,513)	(35)	(12,053)	(35)
Net unrealized (gain) loss on derivatives	1,498	(25)	(157)	(8)

Other:
Realized (gain) loss on extinguishment of convertible senior unsecured notes	79	—	132	(240)
Amortization of discount on convertible senior unsecured notes	216	239	439	484
Other non-cash adjustments	—	—	—	977
Non-cash stock-based compensation expense	70	106	235	288
Total adjustments	25,083	42,823	51,259	40,915
Distributable Earnings	$2,650	$2,761	$3,029	$8,904

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

(dollars in thousands)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Net interest income	$6,235	$6,590	$10,518	$15,838
Interest income from IOs and IIOs accounted for as derivatives	12	23	29	50
Net interest income (expense) from interest rate swaps	(262)	76	(553)	76
Adjusted net interest income	5,985	6,689	9,994	15,964
Total expenses	(3,927)	(4,591)	(10,424)	(9,109)
Other non-cash adjustments	—	—	—	977
Non-cash stock-based compensation	70	106	235	288
One-time transaction costs	336	104	3,076	100
Amortization of discount on convertible unsecured senior notes	216	239	439	484
Interest income on cash balances and other income (loss), net	(30)	216	(160)	204
Income attributable to non-controlling interest	—	(2)	(131)	(4)
Distributable Earnings	$2,650	$2,761	$3,029	$8,904

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

The table below is a reconciliation of the GAAP Book Value to Non-GAAP Economic Book Value (dollars in thousands - except per share data):

	$ Amount	Per Share
GAAP Book Value at June 30, 2022	$140,274	$23.23

Adjustments to deconsolidate VIEs and reflect the Company's interest in the securities owned
Deconsolidation of VIEs assets	(2,054,011)	(340.18)
Deconsolidation of VIEs liabilities	1,969,705	326.22
Interest in securities of VIEs owned, at fair value	92,441	15.31
Economic Book Value at June 30, 2022	$148,409	$24.58

Net Interest Income and Net Interest Margin

The following tables set forth certain information regarding our Non-GAAP net investment income and net interest margin which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and excludes the interest expense for third-party consolidated VIEs for the three and six months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

Three Months Ended June 30, 2022	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$946	$15	6.36%
Non-Agency CMBS	151,288	2,530	6.71%
Non-Agency RMBS	54,816	661	4.84%
Residential Whole Loans	1,199,076	12,082	4.04%
Residential Bridge Loans	5,682	16	1.13%
Commercial loans	192,154	1,260	2.63%
Securitized commercial loans	1,281,594	21,986	6.88%
Other securities	45,467	1,039	9.17%
Total investments	2,931,023	39,589	5.42%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,281,594)	(21,986)	6.88%
Investments in consolidated VIEs eliminated in consolidation	14,022	220	6.29%
Adjusted total investments	$1,663,451	$17,823	4.30%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$506,601	$3,659	2.90%
Convertible senior unsecured notes, net	115,785	2,500	8.66%
Securitized debt	2,047,853	27,183	5.32%
Interest rate swaps	n/a	262	0.04%
Total borrowings	2,670,239	33,604	5.05%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,264,922)	(20,979)	6.65%
Adjusted total borrowings	$1,405,317	$12,625	3.60%

Adjusted net interest income and net interest margin		$5,198	1.25%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CSMC USA.

Three Months Ended June 30, 2021	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,247	$27	8.68%
Non-Agency CMBS	205,734	4,344	8.47%
Non-Agency RMBS	29,211	334	4.59%
Residential Whole Loans	850,385	7,519	3.55%
Residential Bridge Loans	11,338	487	17.23%
Commercial loans	325,109	3,199	3.95%
Securitized commercial loan	1,505,871	24,400	6.50%
Other securities	48,592	908	7.50%
Total investments	2,977,487	41,218	5.55%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,505,871)	(24,400)	6.50%
Investments in consolidated VIEs eliminated in consolidation	59,104	1,201	8.15%
Adjusted total investments	$1,530,720	$18,019	4.72%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$351,452	$3,114	3.55%
Convertible senior unsecured notes, net	$165,220	$3,417	8.30%
Securitized debt	2,178,868	28,074	5.17%
Interest rate swaps	n/a	(76)	(0.01)%
Total borrowings	2,695,540	34,529	5.14%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,447,218)	(22,277)	6.17%
Adjusted total borrowings	$1,248,322	$12,252	3.94%

Adjusted net interest income and net interest margin		$5,767	1.51%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from RETL Trust and CSMC USA.

Six Months Ended June 30, 2022	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,022	$36	7.10%
Non-Agency CMBS	158,860	5,100	6.47%
Non-Agency RMBS	47,664	1,191	5.04%
Residential Whole Loans	1,126,074	20,828	3.73%
Residential Bridge Loans	5,740	36	1.26%
Commercial loans	192,155	2,506	2.63%
Securitized commercial loans	1,274,895	43,858	6.94%
Other securities	46,665	1,693	7.32%
Total investments	2,853,075	75,248	5.32%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,274,895)	(43,858)	6.94%
Investments in consolidated VIEs eliminated in consolidation	13,966	439	6.34%
Adjusted total investments	$1,592,146	$31,829	4.03%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$472,721	$6,101	2.60%
Convertible senior unsecured notes, net	117,046	5,097	8.78%
Securitized debt	2,019,682	53,503	5.34%
Interest rate swaps	—	553	0.04%
Total borrowings	2,609,449	65,254	5.04%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,262,035)	(41,808)	6.68%
Adjusted total borrowings	$1,347,414	$23,446	3.51%

Adjusted net interest income and net interest margin		$8,383	1.06%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CSMC USA.

Six Months Ended June 30, 2021	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,352	$58	8.65%
Non-Agency CMBS	206,179	9,111	8.91%
Non-Agency RMBS	29,411	689	4.72%
Residential Whole Loans	906,352	17,577	3.91%
Residential Bridge Loans	12,732	717	11.36%
Commercial loans	325,136	8,416	5.22%
Securitized commercial loans	1,533,956	48,964	6.44%
Other securities	49,378	1,730	7.07%
Total investments	3,064,496	87,262	5.74%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,533,956)	(48,964)	6.44%
Investments in consolidated VIEs eliminated in consolidation	59,051	2,394	8.18%
Adjusted total investments	$1,589,591	$40,692	5.16%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$350,004	$6,718	3.87%
Convertible senior unsecured notes, net	167,115	6,957	8.40%
Securitized debt	2,257,673	57,699	5.15%
Interest rate swaps	n/a	(76)	(0.01)%
Total borrowings	2,774,792	71,298	5.18%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,471,314)	(45,312)	6.21%
Adjusted total borrowings	$1,303,478	$25,986	4.02%

Adjusted net interest income and net interest margin		$14,706	1.87%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from RETL Trust and CSMC USA.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and six months ended June 30, 2022 and June 30, 2021:

(dollars in thousands)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Coupon interest income:
Agency RMBS	$5	$12	$13	$27
Non-Agency CMBS	2,129	2,213	5,101	4,550
Non-Agency RMBS	813	740	1,358	1,153
Residential Whole Loans	13,860	10,620	25,143	22,725
Residential Bridge Loans	16	487	36	719
Commercial loans	1,260	3,145	2,506	8,298
Securitized commercial loans	15,340	18,190	30,513	36,604
Other Securities	767	1,083	1,655	2,674
Subtotal coupon interest	34,190	36,490	66,325	76,750
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	(2)	(8)	(6)	(19)
Non-Agency CMBS	401	2,131	(1)	4,561
Non-Agency RMBS	(152)	(406)	(167)	(464)
Residential Whole Loans	(1,778)	(3,101)	(4,315)	(5,148)
Residential Bridge Loans	—	—	—	(2)
Commercial loans	—	54	—	118
Securitized commercial loans	6,646	6,210	13,345	12,360
Other Securities	272	(175)	38	(944)
Subtotal accretion and amortization	5,387	4,705	8,894	10,462
Interest income	$39,577	$41,195	$75,219	$87,212
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$55	$102	$144	$223
Amortization of basis	(43)	(79)	(115)	(173)
Subtotal	12	23	29	50
Total adjusted interest income	$39,589	$41,218	$75,248	$87,262

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and six months ended June 30, 2022 and June 30, 2021:

	Three months ended June 30, 2022		Three months ended June 30, 2021		Six months ended June 30, 2022		Six months ended June 30, 2021
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$33,342	5.01%	$34,605	5.15%	$64,701	5.00%	$71,374	5.19%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(20,979)	(6.65)%	(22,277)	(6.17)%	(41,808)	(6.68)%	(45,312)	(6.21)%
Net interest paid - interest rate swaps	262	0.04%	(76)	(0.01)%	553	0.04%	(76)	(0.01)%
Effective Cost of Funds	$12,625	3.60%	$12,252	3.94%	$23,446	3.51%	$25,986	4.02%
Weighted average borrowings	$1,405,317		$1,248,322		$1,347,414		$1,303,478

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

We will continue to closely monitor developments related to COVID-19 as it relates to our liquidity position and financial obligations. We currently believe we have sufficient liquidity and capital resources available, for at least the next 12 months, to fund our operations, meet our financial obligations, purchase our target assets, and make dividend payments to maintain our REIT qualifications. As of June 30, 2022, we had $15.9 million in cash and cash equivalents. Also our other sources of liquidity were unencumbered investments, and unused borrowing capacity in certain borrowing facilities since the amount borrowed is less than the maximum advance rate.
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Generated from Operations

For the six months ended June 30, 2022, net cash provided by operating activities was approximately $8.5 million. This was primarily attributable to margin settlements of interest rate swaps and the net interest income on our investments, less operating expenses, and general and administrative expenses. For the six months ended June 30, 2021, net cash provided by operating activities was approximately $7.9 million. This was primarily attributable to net interest income on our investments, less operating expenses, and general and administrative expenses.

Cash Provided by and Used in Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was approximately $179.3 million. This was primarily attributable to purchases of Non-Agency RMBS and Residential Whole Loans during the period, which was partially offset by receipts of principal payments and payoffs on our investments and the sale of an REO hotel. For the six months ended June 30, 2021, net cash provided by investing activities was approximately $365.8 million. This was primarily attributable to receipts of principal payments and payoffs on our investments.

Cash Provided by and Used in Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was approximately $146.5 million. This was attributable the Arroyo Trust 2022-1 securitization, which was partially offset by a net decrease in repurchase agreement borrowings, paydowns in our securitized debt, and extinguishment of convertible senior unsecured notes. For the six months ended June 30, 2021, net cash used in financing activities was approximately $412.6 million. This was attributable to repayment of securitized debt and distribution of escrows related to consolidated VIEs.
Repurchase Agreements
As of June 30, 2022, we had borrowings under five of our master repurchase agreements of approximately $555.1 million.  The following tables present our repurchase agreement borrowings by type of collateral pledged, as of June 30, 2022 and June 30, 2021, and the respective effective cost of funds (Non-GAAP financial measure) for the three and six months ended June 30, 2022 and June 30, 2021, respectively (dollars in thousands).  See “Non-GAAP Financial Measures” for more information:

	June 30, 2022			Three months ended June 30, 2022		Six months ended June 30, 2022
Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$329	$264	1.82%	2.37%	2.37%	1.36%	1.36%	25.00%
Non-Agency CMBS, at fair value(2)	55,155	94,809	2.28%	2.25%	2.25%	1.97%	1.97%	40.00%
Non-Agency RMBS, at fair value	53,571	63,469	2.96%	2.73%	2.73%	2.63%	2.63%	39.16%
Residential Whole Loans, at fair value(3)	345,660	402,870	3.61%	3.06%	3.06%	2.76%	2.76%	10.00%
Residential Bridge Loans, at fair value(3)	4,166	5,095	4.13%	3.30%	3.30%	2.98%	2.98%	20.00%
Commercial loans, at fair value(3)	70,121	101,487	2.83%	3.06%	3.06%	2.80%	2.80%	29.73%
Other securities, at fair value	26,074	40,534	2.43%	2.45%	2.45%	2.14%	2.14%	37.04%
Interest rate swaps	n/a	n/a	n/a	n/a	0.21%	n/a	0.24%	n/a
Total	$555,076	$708,528	3.27%	2.90%	3.10%	2.60%	2.84%	19.66%

(1)The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps of approximately $262 thousand and $553 thousand for the three and six months ended June 30, 2022.  While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements.  See “Non-GAAP Financial Measures.”
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

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2022 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$555,076	$—	$—	$—	$555,076
Contractual interest on repurchase agreements	8,242	—	—	—	8,242
Convertible senior unsecured notes	27,049	86,250	—	—	113,299
Contractual interest on convertible senior unsecured notes	6,735	8,733	—	—	15,468
Securitized debt(2)	—	—	1,370,691	766,749	2,137,440
Contractual interest on securitized debt	79,000	158,000	59,774	599,865	896,639
Total	$676,102	$252,983	$1,430,465	$1,366,614	$3,726,164

(1)The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
(2)The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $2.2 billion. Assumes entire outstanding principal balance at June 30, 2022 is paid at maturity.

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

As of June 30, 2022, three of the counterparties with which we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity.  Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at June 30, 2022, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(19.99)%	0.80%
+0.50%	(9.99)%	0.41%
-0.50%	13.65%	(0.39)%
-1.00%	32.36%	(0.67)%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2022. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  During the three months ended June 30, 2022, the Company was not involved in any material legal proceedings.

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

3.3*
Amendment to the amended and restated certificate of incorporation of Western Asset Mortgage Capital Corporation, dated July 8, 2022, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on July 11, 2022.

3.4*
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021; (iii) the Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2022 and 2021; (iv) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2022 and 2021; and (v) the Notes to Consolidated Financial Statements.

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

By:	/s/ BONNIE M. WONGTRAKOOL

Bonnie M. Wongtrakool
Chief Executive Officer and Director (Principal Executive Officer)

August 9, 2022

By:	/s/ ROBERT W. LEHMAN

Robert W. Lehman
Chief Financial Officer

August 9, 2022