Form 10-Q
period 2022-09-30
Western Asset Mortgage Capital Corp
filed 2022-11-09
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2022

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

As of November 9, 2022 there were 6,038,010 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. Financial Statements

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$55,352	$40,193
Restricted cash	251	260
Agency mortgage-backed securities, at fair value ($233 and $1,172 pledged as collateral, at fair value, respectively)	720	1,172
Non-Agency mortgage-backed securities, at fair value ($109,607 and $123,947 pledged as collateral, at fair value, respectively)	118,508	133,127
Other securities, at fair value ($38,310 and $51,648 pledged as collateral, at fair value, respectively)	38,310	51,648
Residential whole loans, at fair value ($1,099,625 and $1,023,502 pledged as collateral, at fair value, respectively)	1,099,625	1,023,502
Residential bridge loans, at fair value ($5,120 and $5,207 pledged as collateral, at fair value, respectively)	5,120	5,428
Securitized commercial loans, at fair value	1,171,914	1,355,808
Commercial loans, at fair value ($81,326 and $101,459 pledged as collateral, at fair value, respectively)	90,103	130,572
Investment related receivable	8,720	22,133
Interest receivable	11,324	11,823
Due from counterparties	3,215	4,565
Derivative assets, at fair value	262	105
Other assets	2,881	45,364
Total Assets (1)	$2,606,305	$2,825,700

Liabilities and Equity:
Liabilities:
Repurchase agreements, net	$218,941	$617,189
Convertible senior unsecured notes, net	109,162	119,168
Securitized debt, net ($1,808,397 and $1,344,370 at fair value and $155,135 and $180,116 held by affiliates, respectively)	2,159,862	1,863,488
Interest payable (includes $694 and $699 on securitized debt held by affiliates, respectively)	10,460	10,272
Derivative liability, at fair value	—	602
Accounts payable and accrued expenses	3,887	4,842
Payable to affiliate	3,353	1,925
Dividend payable	2,415	3,623
Other liabilities	262	262
Total Liabilities(2)	2,508,342	2,621,371

Commitments and contingencies (Note 15)

Stockholders’ Equity:
Common stock: $0.01 par value, 50,000,000 shares authorized, 6,038,010 and 6,038,010 outstanding, respectively(3)	60	60
Preferred stock, $0.01 par value, 100,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 57,981 and 57,981 shares held, respectively	(1,665)	(1,665)
Additional paid-in capital(3)	919,106	918,695
Retained earnings (accumulated deficit)	(819,553)	(723,981)
Total Stockholders’ Equity	97,948	193,109
Non-controlling interest	15	11,220
Total Equity	97,963	204,329
Total Liabilities and Equity	$2,606,305	$2,825,700

 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands — except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$236	$266
Restricted cash	251	260
Residential whole loans, at fair value ($1,099,625 and $1,023,502 pledged as collateral, at fair value, respectively)	1,099,625	1,023,502
Residential bridge loans, at fair value ($5,120 and $5,207 pledged as collateral, at fair value, respectively)	5,120	5,207
Securitized commercial loans, at fair value	1,171,914	1,355,808
Commercial loans, at fair value ($14,361 and $14,362 pledged as collateral, at fair value, respectively)	14,361	14,362
Investment related receivable	8,674	22,087
Interest receivable	10,191	10,572
Total assets of consolidated VIEs	$2,310,372	$2,432,064

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, net ($1,808,397 and $1,344,370 at fair value and $155,135 and $180,116 held by affiliates, respectively)	$2,159,862	$1,863,488
Interest payable (includes $694 and $699 on securitized debt held by affiliates, respectively)	8,209	6,480
Accounts payable and accrued expenses	69	78
Other liabilities	251	260
Total liabilities of consolidated VIEs	$2,168,391	$1,870,306

(3)     Amounts have been adjusted to reflect the one-for-ten reverse stock split effected July 11, 2022. See Note 2 and Note 12 for additional details.

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Net Interest Income
Interest income	$41,406	$40,141	$116,625	$127,353
Interest expense (includes $3,493, $3,564, $10,412 and $10,919 on securitized debt held by affiliates, respectively)	35,707	32,978	100,408	104,352
Net Interest Income	5,699	7,163	16,217	23,001

Other Income (Loss)
Realized loss, net	(35)	(1,526)	(33,551)	(7,367)
Unrealized loss, net	(43,582)	(6,003)	(66,300)	(39,271)
Gain on derivative instruments, net	4,882	515	16,599	716
Other, net	(61)	277	(252)	449
Other Income (Loss)	(38,796)	(6,737)	(83,504)	(45,473)

Expenses
Management fee to affiliate	850	1,502	2,952	4,469
Other operating expenses	343	352	901	1,172
Transaction costs	2,635	954	5,590	954
General and administrative expenses:
Compensation expense	515	626	1,143	1,985
Professional fees	1,626	947	4,434	2,864
Other general and administrative expenses	676	747	2,049	2,793
Total general and administrative expenses	2,817	2,320	7,626	7,642
Total Expenses	6,645	5,128	17,069	14,237

Loss before income taxes	(39,742)	(4,702)	(84,356)	(36,709)
Income tax provision (benefit)	266	(218)	276	(19)
Net loss	(40,008)	(4,484)	(84,632)	(36,690)
Net income (loss) attributable to non-controlling interest	2	(271)	3,618	(267)
Net loss attributable to common stockholders and participating securities	$(40,010)	$(4,213)	$(88,250)	$(36,423)

Net loss per Common Share — Basic(1)	$(6.63)	$(0.70)	$(14.63)	$(6.00)
Net loss per Common Share — Diluted(1)	$(6.63)	$(0.70)	$(14.63)	$(6.00)

(1)     Amounts have been adjusted to reflect the one-for-ten reverse stock split effected July 11, 2022. See Note 2 and Note 12 for additional details.

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands—except shares and share data)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock Outstanding		Additional Paid-In Capital(1)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares(1)	Par
Balance at June 30, 2022	6,038,010	$60	$918,974	$(777,095)	$(1,665)	$140,274	$64	$140,338
Equity distribution	—	—	—	—	—	—	(49)	(49)
Vesting of restricted stock	—	—	100	—	—	100	—	100
Net income (loss)	—	—	—	(40,010)	—	(40,010)	2	(40,008)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	32	(2,448)	—	(2,416)	—	(2,416)
Balance at September 30, 2022	6,038,010	$60	$919,106	$(819,553)	$(1,665)	$97,948	$15	$97,963

	Three Months Ended September 30, 2021
	Common Stock Outstanding		Additional Paid-In Capital(1)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares(1)	Par
Balance at June 30, 2021	6,081,270	$60	$916,331	$(699,920)	$(578)	$215,893	$2	$215,895
Equity contributions	—	—	—	—	—	—	12,138	12,138
Equity component of convertible senior unsecured notes	—	—	2,060	—	—	2,060	—	2,060
Exchange of phantom stock to common stock	4,721	—	—	—	—	—	—	—
Offering costs	—	—	(68)	—	—	(68)	—	(68)
Vesting of restricted stock	—	—	165	—	—	165	—	165
Net loss	—	—	—	(4,213)	—	(4,213)	(271)	(4,484)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	24	(3,675)	—	(3,651)	—	(3,651)
Balance at September 30, 2021	6,085,991	60	918,512	(707,808)	(578)	210,186	11,867	222,053

	Nine Months Ended September 30, 2022
	Common Stock Outstanding		Additional Paid-In Capital(1)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares(1)	Par						Total Equity
Balance at December 31, 2021	6,038,010	$60	$918,695	$(723,981)	$(1,665)	$193,109	$11,220	$204,329
Equity distribution	—	—	—	—	—	—	(14,817)	(14,817)
Vesting of restricted stock	—	—	335	—	—	335	—	335
Net income (loss)	—	—	—	(88,250)	—	(88,250)	3,618	(84,632)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(6)	(6)
Dividends declared on common stock	—	—	76	(7,322)	—	(7,246)	—	(7,246)
Balance at September 30, 2022	6,038,010	$60	$919,106	$(819,553)	$(1,665)	$97,948	$15	$97,963

	Nine Months Ended September 30, 2021
	Common Stock Outstanding		Additional Paid-In Capital(1)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares(1)	Par						Total Equity
Balance at December 31, 2020	6,081,270	$60	$916,007	$(660,377)	$(578)	$255,112	$2	$255,114
Equity contributions	—	—	—	—	—	—	12,138	12,138
Equity component of convertible senior unsecured notes	—	—	2,060	—	—	2,060	—	2,060
Exchange of phantom stock	4,721	—	—	—	—	—	—	—
Offering costs	—	—	(68)	—	—	(68)	—	(68)
Vesting of restricted stock	—	—	454	—	—	454	—	454
Net loss	—	—	—	(36,423)	—	(36,423)	(267)	(36,690)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(6)	(6)
Dividends declared on common stock	—	—	59	(11,008)	—	(10,949)	—	(10,949)
Balance at September 30, 2021	6,085,991	$60	$918,512	$(707,808)	$(578)	$210,186	$11,867	$222,053

(1)     Amounts have been adjusted to reflect the one-for-ten reverse stock split effected July 11, 2022. See Note 2 and Note 12 for additional details.

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Cash flows from operating activities:
Net loss	$(84,632)	$(36,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Premium amortization and (discount accretion), net	2,492	145
Interest income earned added to principal of investments	(79)	(310)
Amortization of deferred financing costs	1,938	3,935
Amortization of discount on convertible senior unsecured notes	648	712
Restricted stock amortization	335	453
Premium on purchase of residential whole loans	(6,619)	(10,281)
Unrealized loss, net	66,300	39,271
Realized loss on extinguishment of convertible senior notes	134	1,337
Realized gain on sale of real estate owned ("REO")	(12,198)	(54)
Unrealized (gain) loss on derivative instruments, net	(3,793)	97
Realized loss on investments, net	45,615	6,084
Loss on derivatives, net	1,762	—
Loss on foreign currency transactions, net	1	—
Changes in operating assets and liabilities:
Interest receivable	499	2,496
Investment related receivable	—	(704)
Other assets	—	(973)
Interest payable	188	(4,243)
Accounts payable and accrued expenses	(953)	60
Payable to affiliate	1,428	(38)
Other liabilities	7	1
Net cash provided by operating activities	13,073	1,298

Cash flows from investing activities:
Purchase of securities	(39,952)	—
Proceeds from sale of securities	42,287	—
Proceeds from sale of REO	54,681	738
Principal repayments and basis recovered on securities	6,704	14,685
Purchase of residential whole loans	(405,298)	(233,041)
Proceeds from sale of residential whole loans	11,735	—
Principal repayments on residential whole loans	206,660	313,661
Principal repayments on commercial loans	20,593	103,272
Principal repayments on securitized commercial loans	—	354,202
Principal repayments on residential bridge loans	366	7,052
Premium for credit default swaps, net	(347)	—
Net settlements of TBAs	2,051	—
Proceeds from sale of interest rate swaptions, net	312	—
Due from counterparties	460	50
Premium for interest rate swaptions, net	(473)	—
Net cash (used in) provided by investing activities	(100,221)	560,619

Cash flows from financing activities:
Payment of offering costs	(2)	(86)
Proceeds from issuance of convertible senior unsecured notes	—	86,250
Payments on extinguishment of convertible senior unsecured notes	(11,690)	(128,645)
Proceeds from repurchase agreement borrowings	3,164,451	2,527,530
Repayments of repurchase agreement borrowings	(3,562,699)	(2,403,068)

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Proceeds from securitized debt	742,432	—
Repayments of securitized debt	(207,799)	(597,221)
Payments made for deferred financing costs	—	(2,536)
Due from counterparties, net	890	(565)
Due to counterparties, net	—	(321)
Decrease in other liabilities	(9)	(75,873)
Equity distributions to non-controlling interest	(14,817)	—
Dividends paid on common stock	(8,454)	(10,947)
Dividends paid to non-controlling interest	(4)	(4)
Net cash provided by (used in) financing activities	102,299	(605,486)

Effect of exchange rate changes on cash and cash equivalents	(1)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	15,150	(43,569)
Cash, cash equivalents and restricted cash, beginning of period	40,453	107,745
Cash, cash equivalents and restricted cash, end of period	$55,603	$64,176

Supplemental disclosure of operating cash flow information:
Interest paid	$79,700	$87,658
Income taxes paid	$50	$192
Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$—	$6
Dividends and distributions declared, not paid	$2,415	$3,651
Dividends to non-controlling interest, not paid	$2	$2
Principal payments of residential whole loans, not settled	$8,674	$22,621
Principal payments of residential bridge loans, not settled	$46	$1,715
Other assets - transfer of bridge loans to REO	$—	$752
Other assets - Transfer of Commercial Loans to REO	$—	$30,345
Other assets - Contribution of REO from non-controlling interest	$—	$12,138

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$55,352	$63,916
Restricted cash	251	260
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$55,603	$64,176

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

On August, 4, 2022, the Company announced that its Board of Directors had authorized a review of strategic alternatives for the Company aimed at enhancing shareholder value, which may include a sale or merger of the Company. JMP Securities, A Citizens Company, was retained as exclusive financial advisor to the Company. No assurance can be given that the review being undertaken will result in a sale, merger, or other transaction sale or other business combination involving the Company, and the Company has not set a timetable for completion of the review process. As previously announced, the Company does not intend to make any further statements regarding this process unless and until a definitive agreement for a transaction has been reached, or until the process of exploring strategic alternatives has ended.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. For all periods presented, all per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-

ten reverse stock split, which was effected on July 11, 2022. The results of operations for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.

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

Our stockholders' equity, in the aggregate, remains unchanged. Per share net income or loss increased because there are fewer shares of common stock outstanding. The common stock held in treasury was reduced in proportion to the reverse stock split ratio. There were no other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, that arose as a result of the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of the Company's common stock the business day prior to the effective date. The reverse stock split applied to all of the Company's outstanding shares of common stock and did not affect any stockholder’s ownership percentage of shares of the Company's common stock, except for immaterial changes resulting from the payment of cash for fractional shares.

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
	March 12, 2020 through December 31, 2022	The Company will elect to adopt the amendments in ASU 2020-04 and ASU 2021-1 no later than December 31, 2022. With respect to contracts within the scope of Topics 310, Receivables, and 470, Debt, the company intends to account for these as continuations of existing contracts by prospectively adjusting the effective interest rates as modified.

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of September 30, 2022 and December 31, 2021, based upon the valuation hierarchy (dollars in thousands):

	September 30, 2022
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-only strips	$—	$—	$52	$52
Agency RMBS Interest-only strips accounted for as derivatives, included in MBS	—	—	668	668
Subtotal Agency MBS	—	—	720	720

Non-Agency CMBS	—	88,822	—	88,822
Non-Agency RMBS	—	28,513	—	28,513
Non-Agency RMBS Interest-only strips	—	—	1,173	1,173
Subtotal Non-Agency MBS	—	117,335	1,173	118,508

Other securities	—	38,310	—	38,310
Total mortgage-backed securities and other securities	—	155,645	1,893	157,538

Residential whole loans	—	—	1,099,625	1,099,625
Residential bridge loans	—	—	5,120	5,120
Securitized commercial loans	—	—	1,171,914	1,171,914
Commercial loans	—	—	90,103	90,103
Derivative assets	—	262	—	262
Total Assets	$—	$155,907	$2,368,655	$2,524,562

Liabilities
Securitized debt	$—	$1,798,511	$9,886	$1,808,397
Total Liabilities	$—	$1,798,511	$9,886	$1,808,397

	December 31, 2021
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-only strips	$—	$—	$114	$114
Agency RMBS Interest-only strips accounted for as derivatives, included in MBS	—	—	1,058	1,058
Subtotal Agency MBS	—	—	1,172	1,172

Non-Agency CMBS	—	99,630	5,728	105,358
Non-Agency RMBS	—	25,652	—	25,652
Non-Agency RMBS Interest-only strips	—	—	2,117	2,117
Subtotal Non-Agency MBS	—	125,282	7,845	133,127

Other securities	—	51,648	—	51,648
Total mortgage-backed securities and other securities	—	176,930	9,017	185,947

Residential whole loans	—	—	1,023,502	1,023,502
Residential bridge loans	—	—	5,428	5,428
Securitized commercial loan	—	—	1,355,808	1,355,808
Commercial loans	—	—	130,572	130,572
Derivative assets	—	105	—	105
Total Assets	$—	$177,035	$2,524,327	$2,701,362

Liabilities
Derivative liabilities	$—	$602	$—	$602
Securitized debt	—	1,329,451	14,919	1,344,370
Total Liabilities	$—	$1,330,053	$14,919	$1,344,972

The fair value of financial instruments is determined by the Manager in accordance with ASC 820, "Fair Value Measurements and Disclosures." When possible, the Company determines fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable.

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

Residential whole loans and residential bridge loans

In determining the fair value of the Company's residential whole loans and residential bridge loans, the Company considers data such as; loan origination information, borrower credit information, loan servicing data (as available), forward interest rates, general economic conditions, home price index forecasts, and monthly valuations of the underlying properties. The assumptions considered most significant to the determination of the fair value of the Company's mortgage loans include market discount rates, projected of default rates, projected prepayment rates, and loss severity. Projections of default and prepayment rates are impacted by other variables such as re-performance rates and timeline to liquidation. The Company uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans, and with the inherent uncertainty of such valuation, the fair values established for whole loans and bridge loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these mortgage loans, as such, the Company classifies its residential whole loans and residential bridge loans as Level III.

Mortgage-backed securities and other securities

Fair values for the Company’s mortgage-backed securities are based upon prices obtained from independent third party pricing services. The valuation methodology of the third party pricing services incorporates market information and commonly used market pricing methods, which include actual trades and quoted prices for similar or identical instruments, and are designed to produce a pricing process that is responsive to market conditions. Depending on the type of asset and the underlying collateral, the primary inputs to the model include; yields for TBAs, Agency RMBS, the U.S. Treasury market and floating rate indices such as LIBOR and SOFR, the Constant Maturity Treasury rate, and the prime rate as a benchmark yield. In addition, the model may incorporate the current weighted average maturity and additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. When the third party pricing service cannot adequately price a particular security, the Company utilizes a broker’s quote which is reviewed for reasonableness by the Manager’s pricing group.

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

Commercial loans

    Values for the Company's commercial loans are based upon prices obtained from an independent third party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade executions. Their valuation methodology incorporates commonly used market pricing methods, tuned to consider the most significant inputs and weighted assumptions to determine the fair value of the Company's commercial loans. The assumptions made by the independent third party pricing vendor include market discount rates, projected default rates, projected prepayment rates, and loss severity, along with more definable underwriting assumptions, such as; credit documentation, initial loan to value of collateral, geographic diversity, and realized prepayment speeds. The Manager reviews the analysis provided by the pricing service, with a primary focus on the rationale for weighted valuation probabilities relating to unobservable inputs, such as the market discount rate and weighted average life. Due to inherent uncertainty of such valuations, the fair values established for commercial loans held by the Company may differ from the fair values that would have been established if a larger, more actively traded market existed for these individual loans. For all securities and loans, if neither a pricing service, nor broker quote valuations are available, the Company determines the fair value using internal models of the Manager, which are reviewed and approved by the Pricing Committee of the Manager. Accordingly, the Company's commercial loans are all classified as Level III.

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps, forwards, and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate derivatives and/or futures contracts for the periods ended September 30, 2022 and December 31, 2021. See Note 8 for more information.

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
The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value at			Range
	September 30, 2022	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average

Residential whole loans	$1,099,625	Discounted Cash Flow	Market Discount Rate	6.4%	7.6%	7.1%
			Weighted Average Life	1.8	10.6	5.7
Residential bridge loans	$5,120	Discounted Cash Flow	Market Discount Rate	12.9%	35.7%	20.7%
			Weighted Average Life	0.4	4.1	2.1
Commercial loans	$90,103	Discounted Cash Flow	Market Discount Rate	2.3%	9.1%	8.0%
			Weighted Average Life	0.2	7.1	2.0

	Fair Value at			Range
	December 31, 2021	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential whole loans	$1,023,502	Discounted Cash Flow	Market Discount Rate	2.6%	7.5%		3.5%
			Weighted Average Life	1.4	8.9		3.1
Residential bridge loans	$5,428	Discounted Cash Flow	Market Discount Rate	9.8%	23.1%	(1)	17.2%
			Weighted Average Life	0.3	3.6		2.4
Commercial loans	$130,572	Discounted Cash Flow	Market Discount Rate	4.5%	21.7%		9.3%
			Weighted Average Life	0.5	2.8		1.2

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended September 30, 2022
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loans	Securitized debt
Beginning balance	$785	$1,181	$1,195,853	$5,095	$128,421	$1,243,371	$14,919
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—
Sales and settlements	—	—	(11,735)	—	—	—	—
Loan modifications / capitalized interest	—	—	4	—	—	—	—
Principal repayments	—	—	(37,036)	—	(20,588)	—	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	(33)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(63)	88	(46,545)	25	(17,730)	(78,046)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	(3,863)
Premium and discount amortization, net	(2)	(96)	(883)	—	—	6,589	(1,170)
Ending balance	$720	$1,173	$1,099,625	$5,120	$90,103	$1,171,914	$9,886

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(63)	$88	$(35,855)	$25	$(17,730)	$(78,046)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$3,863

	Three months ended September 30, 2021
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$1,501	$11,803	$801,503	$7,471	$267,203	$1,595,077	$14,937
Transfers into Level III from Level II	—	5,683	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—
Purchases	—	—	232,993	—	—	—	—
Transfers to REO	—	—	—	(68)	(30,000)	—	—
Loan modifications / capitalized interest	—	—	34	—	—	—	—
Principal repayments	—	—	(80,607)	(1,575)	(102,969)	(214,545)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	(3)	—	—	—
Unrealized gains/(losses), net on assets(1)	(93)	(399)	(3,074)	154	(5,495)	(9,617)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	1,103
Premium and discount amortization, net	(66)	(18)	(1,432)	(19)	27	6,090	(1,120)
Ending balance	$1,342	$17,069	$949,417	$5,960	$128,766	$1,377,005	$14,920

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(93)	$(399)	$(1,055)	$36	$(5,479)	$(12,336)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$(1,121)

	Nine months ended September 30, 2022
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$1,172	$7,845	$1,023,502	$5,428	$130,572	$1,355,808	$14,919
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	(5,437)	—	—	—	—	—
Purchases	—	—	402,650	—	—	—	—
Sales and settlements	—	—	(11,362)	—	—	—	—
Loan modifications / capitalized interest	—	—	79	—	—	—	—
Principal repayments	—	—	(184,683)	(250)	(20,593)	—	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	(32)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(329)	(998)	(125,943)	(58)	(19,876)	(203,828)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	(2,064)
Premium and discount amortization, net	(123)	(237)	(4,586)	—	—	19,934	(2,969)
Ending balance	$720	$1,173	$1,099,625	$5,120	$90,103	$1,171,914	$9,886

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(329)	$(644)	$(107,944)	$17	$(19,884)	$(203,828)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$2,064

	Nine months ended September 30, 2021
$ in thousands	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole-Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$1,708	$34,369	$8,593	$1,008,782	$12,813	$310,523	$1,605,335	$15,418
Transfers into Level III from Level II	—	5,683	—	—	—	—	—	—
Transfers from Level III into Level II	—	(23,370)	(10,306)	—	—	—	—	—
Purchases	—	—	—	241,417	—	—	—	—
Transfers to REO	—	—	—	—	(752)	(30,000)	—	—
Loan modifications / capitalized interest	—	—	—	311	—	—	—	—
Principal repayments	—	(256)	—	(307,543)	(6,542)	(103,272)	(354,202)	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(155)	—	—	—
Unrealized gains/(losses), net on assets(1)	(109)	868	1,657	13,160	617	(48,630)	107,423	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	2,810
Premium and discount amortization, net	(257)	(225)	56	(6,710)	(21)	145	18,449	(3,308)
Ending balance	$1,342	$17,069	$—	$949,417	$5,960	$128,766	$1,377,005	$14,920

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(109)	$(1,434)	$—	$13,702	$(60)	$(48,630)	$92,424	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(2,357)

(1)Gains and losses are included in "Unrealized loss, net" in the Consolidated Statements of Operations.
(2)Gains and losses on securitized debt are included in "Unrealized loss, net" in the Consolidated Statements of Operations.

Transfers into the Level 3 category of the fair value hierarchy occur due to the above segmented classes of investments exhibiting indications of reduced levels of market transparency, including changes in observable transactions or executable quotes involving these investments or similar classes of investments. Changes in these indications could impact price transparency, and thereby cause a change in level designations. The Company did not have transfers between either Level I and Level II or Level I and Level III for the three and nine months ended September 30, 2022 and September 30, 2021.

Other Fair Value Disclosures

The Company's repurchase agreement borrowings, convertible senior unsecured notes, and securitized debt from the Arroyo 2019-2 and Arroyo 2020-1 trusts are not carried at fair value in the consolidated financial statements.

Borrowings under repurchase agreements

The fair values of the Company's repurchase agreements approximates the carrying value due to the floating interest rates that are based on an index plus a spread, which is typically consistent with those demanded in the market and the short-term maturities of generally one year or less. The Company's repurchase agreements are classified as Level II.

Convertible senior unsecured notes

The fair values of the convertible senior unsecured notes are based on quoted market prices. Accordingly, the Company's convertible senior unsecured notes were classified as Level I.

The following table presents the carrying value and estimated fair value of the Company’s convertible senior unsecured notes and securitized debt that are not carried at fair value as of September 30, 2022 and December 31, 2021 in the consolidated financial statements (dollars in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities
Convertible senior unsecured notes	$109,162	$101,548	$119,168	$122,133
Securitized debt(1)	355,960	332,574	524,649	528,046
Total	$465,122	$434,122	$643,817	$650,179

(1) Carrying value excludes $4.5 million and $5.5 million of deferred financing costs as of September 30, 2022 and December 31, 2021, respectively.

"Due from counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

Note 4 – Mortgage-Backed Securities and other securities

The following tables present certain information about the Company’s investment portfolio at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips (1) (2)	N/A	N/A	$56	$—	$(4)	$52	—%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	668	0.7%
Total Agency MBS	—	—	56	—	(4)	720	0.6%

Non-Agency RMBS	45,569	(14,848)	30,721	1,568	(3,776)	28,513	4.2%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	5,307	—	(4,134)	1,173	0.3%
Subtotal Non-Agency RMBS	45,569	(14,848)	36,028	1,568	(7,910)	29,686	1.1%
Non-Agency CMBS	110,115	(2,993)	107,122	729	(19,029)	88,822	7.4%
Total Non-Agency MBS	155,684	(17,841)	143,150	2,297	(26,939)	118,508	3.4%

Other securities (3)	46,493	(8,510)	42,942	1,216	(5,848)	38,310	7.1%
Total	$202,177	$(26,351)	$186,148	$3,513	$(32,791)	$157,538	3.8%

	December 31, 2021
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(4)
Agency RMBS Interest-Only Strips (1)	N/A	N/A	$59	$55	$—	$114	1.3%
Agency RMBS Interest-Only Strips, accounted for as derivatives (1) (2)	N/A	N/A	N/A	N/A	N/A	1,058	1.3%
Total Agency MBS	—	—	59	55	—	1,172	1.3%

Non-Agency RMBS	36,147	(13,936)	22,211	3,476	(35)	25,652	4.3%
Non-Agency RMBS Interest- Only Strips (1)	N/A	N/A	5,608	—	(3,491)	2,117	0.3%
Subtotal Non-Agency RMBS	36,147	(13,936)	27,819	3,476	(3,526)	27,769	1.0%
Non-Agency CMBS	179,619	(13,088)	166,531	1,543	(62,716)	105,358	5.4%
Total Non-Agency MBS	215,766	(27,024)	194,350	5,019	(66,242)	133,127	3.0%

Other securities (3)	51,159	(8,229)	47,652	4,209	(213)	51,648	5.6%
Total	$266,925	$(35,253)	$242,061	$9,283	$(66,455)	$185,947	3.2%

(1)    IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At September 30, 2022, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs, and IIO and Agency RMBS IOs and IIOs, accounted for as derivatives was $2.5 million, $146.7 million, and $13.8 million, respectively. At December 31, 2021, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, and Agency RMBS IOs and IIOs, accounted for as derivatives was $2.9 million, $181.0 million, and $16.8 million, respectively.
(2)     Interest on these securities is reported as a component of "Gain on derivative instruments, net" in the Consolidated Statements of Operations.
(3)     Other securities include residual interests in ABS which have no principal balance and an amortized cost of approximately $5.0 million and $4.7 million, as of September 30, 2022 and December 31, 2021, respectively.
(4)     The calculation of the weighted average coupon rate includes the weighted average coupon rates of IOs and IIOs accounted for as derivatives using their notional amounts.

As of September 30, 2022 and December 31, 2021, the weighted average expected remaining term of the MBS and other securities investment portfolio was 7.2 years and 5.9 years, respectively.

The following tables present the fair value and contractual maturities of the Company’s investment securities at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$52	$—	$52
Agency RMBS Interest-Only Strips accounted for as derivatives	—	668	—	—	668
Subtotal Agency	—	668	52	—	720

Non-Agency CMBS	66,003	12,254	10,565	—	88,822
Non-Agency RMBS	—	—	9,273	19,240	28,513
Non-Agency RMBS Interest- Only Strips	—	—	199	974	1,173
Subtotal Non-Agency	66,003	12,254	20,037	20,214	118,508

Other securities	6,526	3,869	19,684	8,231	38,310
Total	$72,529	$16,791	$39,773	$28,445	$157,538

	December 31, 2021
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$114	$—	$114
Agency RMBS Interest-Only Strips accounted for as derivatives	—	1,058	—	—	1,058
Subtotal Agency	—	1,058	114	—	1,172

Non-Agency CMBS	66,384	17,644	21,171	159	105,358
Non-Agency RMBS	—	—	10,282	15,370	25,652
Non-Agency RMBS Interest- Only Strips	—	—	106	2,011	2,117
Subtotal Non-Agency	66,384	17,644	31,559	17,540	133,127

Other securities	9,255	4,266	25,653	12,474	51,648
Total	$75,639	$22,968	$57,326	$30,014	$185,947

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$52	$(4)	1	$—	$—	—	$52	$(4)	1
Subtotal Agency	52	(4)	1	—	—	—	52	(4)	1

Non-Agency CMBS	$—	$—	—	$79,850	$(19,029)	11	$79,850	$(19,029)	11
Non-Agency RMBS	15,141	(3,721)	7	169	(55)	1	15,310	(3,776)	8
Non-Agency RMBS Interest-Only Strips	—	—	—	1,172	(4,134)	4	1,172	(4,134)	4
Subtotal Non-Agency	15,141	(3,721)	7	81,191	(23,218)	16	96,332	(26,939)	23

Other securities	24,720	(5,327)	4	3,869	(521)	2	28,589	(5,848)	6
Total	$39,913	$(9,052)	12	$85,060	$(23,739)	18	$124,973	$(32,791)	30

	December 31, 2021
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$—	$—	—	$96,080	$(62,716)	16	$96,080	$(62,716)	16
Non-Agency RMBS	—	—	—	201	(35)	1	201	(35)	1
Non-Agency RMBS Interest-Only Strips	—	—	—	2,117	(3,491)	4	2,117	(3,491)	4
Subtotal Non-Agency	—	—	—	98,398	(66,242)	21	98,398	(66,242)	21

Other securities	—	—	—	9,022	(213)	4	9,022	(213)	4
Total	$—	$—	—	$107,420	$(66,455)	25	$107,420	$(66,455)	25

The following tables present components of interest income on the Company’s MBS and other securities for the three and nine months ended September 30, 2022 and September 30, 2021, respectively (dollars in thousands):

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income
Agency RMBS	$—	$2	$2	$11	$(7)	$4
Non-Agency CMBS	1,949	387	2,336	2,621	1,669	4,290
Non-Agency RMBS	446	26	472	609	(240)	369
Other securities	860	185	1,045	1,043	(270)	773
Total	$3,255	$600	$3,855	$4,284	$1,152	$5,436

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income
Agency RMBS	$13	$(4)	$9	$38	$(26)	$12
Non-Agency CMBS	7,050	386	7,436	7,171	6,230	13,401
Non-Agency RMBS	1,804	(141)	1,663	1,762	(704)	1,058
Other securities	2,515	223	2,738	3,717	(1,214)	2,503
Total	$11,382	$464	$11,846	$12,688	$4,286	$16,974

There were no sales of mortgage-backed securities during the three months ended September 30, 2022.

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities for the three and nine months ended September 30, 2022 and September 30, 2021, respectively (dollars in thousands):

	Three months ended September 30, 2022				Three months ended September 30, 2021
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$—	$—	$—	$—	$—	$—	$—	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—
Other securities	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—

	Nine months ended September 30, 2022				Nine months ended September 30, 2021
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS(1)	$10,152	$—	$(43,934)	$(43,934)	$—	$—	$(5,929)	$(5,929)
Non-Agency RMBS	27,729	255	(1,425)	(1,170)	—	—	—	—
Other securities	4,406	—	(478)	(478)	—	—	—	—
Total	$42,287	$255	$(45,837)	$(45,582)	$—	$—	$(5,929)	$(5,929)

(1)    The realized loss for the nine months ended September 30, 2021 was attributable to a legacy Non-Agency CMBS bond that factored down to zero from a cash shortfall in the securitization.

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts. The Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of September 30, 2022 and December 31, 2021, the Company held two and five variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of September 30, 2022 and December 31, 2021, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $17.1 million and $26.5 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of September 30, 2022 and December 31, 2021, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

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

As of September 30, 2022 and December 31, 2021, the RMI 2015 Trust owned eight and 770 Non-QM residential whole loans with a fair value of $5.8 million and $451.7 million, respectively. The loans are financed under the Company's residential whole loan facility, and the Company holds the financing liability outside the RMI 2015 Trust. Refer to Note 7 - Financings for details.

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

As of September 30, 2022 and December 31, 2021, the Arroyo Trust 2019 owned 793 and 1,042 Non-QM residential whole loans with a fair value of $241.2 million and $374.3 million, respectively.

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

As of September 30, 2022, and December 31, 2021, the Arroyo Trust 2020 owned 440 and 543 Non-QM residential whole loans with a fair value of $135.5 million and $195.7 million, respectively.

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

As of September 30, 2022, the Arroyo Trust 2022-1 owned 711 Non-QM residential whole loans with a fair value of $350.1 million. The Company has elected the fair value option for the securitized debt. The fair values for the Company’s Non-QM loans held in the Arroyo Trust 2022-1 are measured using the fair value of the securitized debt based on the CFE valuation methodology. The Company determined that the securitized debt is more actively traded and, therefore, more observable.

Arroyo Mortgage Trust 2022-2

In July 2022, the Company formed Arroyo Mortgage Trust 2022-2 ("Arroyo Trust 2022-2"), a wholly-owned subsidiary of the Company, to complete its fourth residential mortgage-backed securitization comprised of $402.2 million of Non-QM residential whole loans. The Arroyo Trust 2022-2 issued $351.9 million of mortgage-backed notes and retained all the subordinate and residual debt securities, which includes the required 5% eligible risk retention. Refer to Note 7 - "Financings" for details. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM residential whole loans in "Residential whole loans, at fair value" in the Consolidated Balance Sheets and eliminated the intercompany Owners Certificates.

As of September 30, 2022, the Arroyo Trust 2022-2 owned 1,038 Non-QM residential whole loans with a fair value of $365.6 million. The Company has elected the fair value option for the securitized debt. The fair values for the Company’s Non-QM loans held in the Arroyo Trust 2022-2 are measured using the fair value of the securitized debt based on the CFE valuation methodology. The Company determined that the securitized debt is more actively traded and, therefore, more observable.

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

The Company is no longer allocating capital to residential bridge loans. As of September 30, 2022, and December 31, 2021, there were seven and eight remaining residential bridge loans in the RMI 2017 Trust with a fair value of $5.1 million and $5.2 million, respectively. As of September 30, 2022, and December 31, 2021, the trust also owned five and six investor fixed rate residential mortgages with a fair value of $1.4 million and $1.7 million, respectively, which are included in "Residential whole loans" in the Consolidated Balance Sheets.

Consolidated residential whole loan and residential bridge loan trusts

The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$236	$266
Residential whole loans, at fair value ($1,099,625 and $1,023,502 pledged as collateral, at fair value, respectively)	1,099,625	1,023,502
Residential bridge loans, at fair value ($5,120 and $5,207 pledged as collateral, at fair value, respectively)	5,120	5,207
Investment related receivable	8,674	22,087
Interest receivable	5,066	5,282
Total assets	$1,118,721	$1,056,344
Securitized debt, net	$998,129	$519,118
Interest payable	3,214	1,316
Accounts payable and accrued expenses	60	69
Total liabilities	$1,001,403	$520,503

The residential whole loans held by the consolidated Arroyo Trust 2019, Arroyo Trust 2020, Arroyo Trust 2022-1, and Arroyo Trust 2022-2 are held solely to satisfy the liabilities of each respective trust, and has no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the periods ended September 30, 2022 and December 31, 2021.

The following table presents the components of the fair value of residential whole loans and residential bridge loans as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Residential whole loans, at Fair Value		Residential bridge loans, at Fair Value
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Principal balance	$1,190,326	$989,143	$5,585	$5,834
Unamortized premium	31,789	31,070	—	—
Unamortized discount	(1,634)	(1,337)	—	—
Amortized cost	1,220,481	1,018,876	5,585	5,834
Gross unrealized gains	700	14,190	9	78
Gross unrealized losses	(121,556)	(9,564)	(474)	(484)
Fair value	$1,099,625	$1,023,502	$5,120	$5,428

Residential whole loans

The residential whole loans have low LTV's and are comprised of 2,990 Non-QM adjustable rate mortgages and five investor fixed rate residential mortgages. The following tables present certain information about the Company’s residential whole loan investment portfolio at September 30, 2022 and December 31, 2021 (dollars in thousands):

September 30, 2022
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	40	$22,510	66.3%	758	9.2	28.5	2.9%
3.01% – 4.00%	431	224,994	65.7%	758	7.3	28.5	3.7%
4.01% – 5.00%	1,372	467,195	64.0%	749	5.8	26.2	4.6%
5.01% – 6.00%	902	366,708	65.8%	742	5.1	27.1	5.4%
6.01% – 7.00%	235	103,067	70.3%	742	3.9	28.8	6.4%
7.01% - 8.00%	15	5,852	75.1%	731	3.2	29.4	7.4%
Total	2,995	$1,190,326	65.5%	748	5.8	27.2	4.8%

(1)The original FICO score is not available for 236 loans with a principal balance of approximately $77.7 million at September 30, 2022. The Company has excluded these loans from the weighted average computations.

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

The following table presents geographic concentrations by U.S. state in which the collateral securing the Company’s residential whole loans are located as of September 30, 2022 and December 31, 2021 (dollars in thousands):

September 30, 2022			December 31, 2021
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	66.6%	$793,123	California	73.9%	$730,771
New York	9.4%	112,329	New York	11.6%	114,625
Texas	4.8%	56,856	Florida	2.7%	26,293
Florida	4.1%	48,959	Georgia	2.5%	25,106
Georgia	3.6%	42,347	Texas	1.9%	19,062
Other	11.5%	136,712	Other	7.4%	73,286
Total	100.0%	$1,190,326	Total	100.0%	$989,143

Residential bridge loans

The Company is no longer allocating capital to residential bridge loans. The following tables present certain information about the remaining residential bridge loans which are non-performing in the Company's investment portfolio at September 30, 2022 and December 31, 2021 (dollars in thousands):

September 30, 2022
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

The following table presents geographic concentrations by U.S. state in which the collateral securing the Company’s residential bridge loans are located as of September 30, 2022 and December 31, 2021 (dollars in thousands):

September 30, 2022			December 31, 2021
State	Concentration	Principal Balance	State	Concentration	Principal Balance
New York	47.1%	$2,631	New York	45.1%	$2,631
California	31.4%	1,754	California	30.1%	1,754
Florida	20.1%	1,125	Florida	19.3%	1,125
New Jersey	1.4%	75	New Jersey	3.7%	219
Total	100.0%	$5,585	Pennsylvania	1.8%	105
			Total	100.0%	$5,834

Non-performing loans

The following table presents the aging of the residential whole loans and bridge loans as of September 30, 2022 (dollars in thousands):

	Residential whole loans(1)			Bridge loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current(1)	2,985	$1,184,619	$1,094,291	—	$—	$—
1-30 days	3	2,448	2,324	1	849	858
31-60 days	—	—	—	—	—	—
61-90 days	—	—	—	—	—	—
90+ days	7	3,259	3,010	6	4,736	4,262
Total	2,995	$1,190,326	$1,099,625	7	$5,585	$5,120

(1) As of September 30, 2022, there were no loans in forbearance.

Residential whole loans

As of September 30, 2022, there were seven residential whole loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $3.3 million and a fair value of $3.0 million. These nonperforming loans represent approximately 0.3% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 64.5%.

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

These loans are carried at fair value, and accordingly no allowance for credit losses or credit loss expense was recorded, since the adjustment for credit losses, if any, would be reflected in the fair value of these loans as a component of "Unrealized loss, net" in the Consolidated Statements of Operations. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Residential bridge loans

    As of September 30, 2022, the Company had seven remaining residential bridge loans in the portfolio. Of these, six were in non-accrual status with an unpaid principal balance of approximately $4.7 million and a fair value of $4.3 million. These nonperforming loans had an outstanding principal balance of $4.7 million. These loans are collateral dependent.

As of December 31, 2021, the Company had nine remaining residential bridge loans in the portfolio. Of these, six were in non-accrual status with an unpaid principal balance of $4.8 million and a fair value of $4.4 million. These nonperforming loans had an outstanding principal balance of $5.8 million. These loans are collateral dependent.

The remaining residential bridge loans were carried at fair value. No allowance for credit losses was recorded because the valuation adjustments as of September 30, 2022 and December 31, 2021, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Residential real estate owned

As of September 30, 2022 and December 31, 2021, the Company had four residential REO properties with an aggregate carrying value of $1.1 million, related to foreclosed bridge loans. The residential REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The residential REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Note 6 — Commercial Loans

Commercial loans

    In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company was formed for the purpose of acquiring commercial loans. The commercial loans owned by CRE LLC are financed under the Commercial Whole Loan Facility. Refer to Note 7 - Financings for details.

The following table presents information about the commercial loans owned by CRE LLC as of September 30, 2022 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 3	August 2019	Interest-Only Mezzanine loan	$90,000	$8,777	58%	1-Month LIBOR plus 9.25%	6/29/2021	None(1)	Entertainment and Retail
CRE 4	September 2019	Interest-Only First Mortgage	22,204	22,204	63%	1-Month LIBOR plus 3.02%	8/6/2025(2)	None	Retail
CRE 5	December 2019	Interest-Only First Mortgage	24,535	24,405	62%	1-Month LIBOR plus 3.75%	11/6/2023(3)	None	Hotel
CRE 6	December 2019	Interest-Only First Mortgage	13,207	13,136	62%	1-Month LIBOR plus 3.75%	11/6/2023(3)	None	Hotel
CRE 7	December 2019	Interest-Only First Mortgage	7,259	7,220	62%	1-Month LIBOR plus 3.75%	11/6/2023(3)	None	Hotel
			$157,205	$75,742

(1) CRE 3 is in default and not eligible for extension.
(2) CRE 4 was granted a three-year extension through August 6, 2025, in conjunction with a principal paydown of $16.2 million.
(3) CRE 5, 6, and 7 were each granted one-year extensions through November 6, 2023.

CRE 3 Loan

As of September 30, 2022, the CRE 3 junior mezzanine loan with an outstanding principal balance of $90.0 million, secured by an indirect pledge of equity in the mortgage borrower and owner of a retail facility, was non-performing and past its maturity date of June 29, 2021. Interest payments on this loan were received from a reserve that was exhausted in May 2021. On October 25, 2022, the senior mezzanine lender notified the Company that it had consummated a strict foreclosure under the Uniform Commercial Code of its equity interest in the mortgage borrower and owner of the property, which had the effect of foreclosing out the Company’s subordinate pledge of equity in the retail facility owner that served as collateral for the junior mezzanine loan. As a result, the Company’s junior mezzanine loan remains outstanding but without the benefit of the primary collateral supporting the loan. The Company continues to benefit from certain corporate and personal guarantees with respect to its loan and has certain rights to excess proceeds generated by two other large retail and entertainment properties owned by the borrower in Canada and the American Midwest. As a result of the foreclosure, the Company has marked down the value of its investment in the CRE 3 junior mezzanine loan from $26.9 million at June 30, 2022 to $8.8 million at September 30, 2022. The Company is currently exploring all available measures to maximize its recovery with respect to this loan, but if none of these measures are successful, the Company could experience a total loss of its investment, which would result in an $8.8 million reduction in the Company’s book value. There can be no assurance that the Company will be able to obtain any recovery with respect to such loan.

Commercial loan payoffs

On September 16, 2022, CRE 8, which had an outstanding principal balance of $4.4 million collateralized by assisted living facilities, was paid off in full.

Commercial loan trust

In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company consolidates the trust because it determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary. As of September 30, 2022, there was one loan remaining in the trust and it is financed under one of the Company's short-term repurchase agreements. The Company holds the financing liability outside the RSBC Trust. Refer to Note 7 - "Financings" for details.

The following table presents information on the commercial real estate mortgage loan held by RSBC Trust as of September 30, 2022 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate(1)	Maturity Date(1)	Extension Option	Collateral
SBC 3	January 2019	Interest-Only First Mortgage	$14,362	$14,361	49%	1-Month LIBOR plus 4.35%	1/6/2023	None	Nursing Facilities
			$14,362	$14,361

(1) During July 2022, the SBC 3 loan was granted a six month extension through January 6, 2023, with a 25 bps increase in rate and a 25 bps extension fee.

Securitized commercial loans

    Securitized commercial loans are comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At September 30, 2022, the Company had a variable interest in one third party sponsored CMBS VIE, CSMC Trust 2014-USA, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by this VIE can only be used to settle the securitized debt. Refer to Note 7 - "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

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

CSMC Trust 2014-USA

The Company together with other related party entities own more than 50% of the controlling class of CSMC Trust 2014-USA ("CSMC USA"). As of September 30, 2022, the Company held an 8.8% interest in the trust certificates issued by CSMC USA (F Class) with an outstanding principal balance of $14.9 million. The Company performs ongoing reassessment of its CMBS VIE holdings for potential consolidation of the securitized trust in which it owns a portion of the controlling class. Since the ownership of the controlling financial interest is held within a related party group, the Company must determine whether it is the primary beneficiary under the related party tie-breaker rule. As a result of the Company's evaluation, it was determined that the Company is the primary beneficiary of CSMC USA, and effective on August 1, 2020, consolidated CSMC USA. The Company’s investment in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of September 30, 2022. The loan has a stated maturity date of September 11, 2025 and bears a fixed interest rate of 4.38%. The Company elected the fair value option for the commercial loan as well as the associated securitized debt.

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
Consolidated securitized commercial loan trusts and commercial loan trust

The two commercial consolidated trusts, CSMC USA and RSBC Trust, collectively held two commercial loans as of September 30, 2022. The following table presents a summary of the assets and liabilities of the two consolidated trusts included in the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Restricted cash	$251	$260
Securitized commercial loans, at fair value	1,171,914	1,355,808
Commercial Loans, at fair value	14,361	14,362
Interest receivable	5,125	5,290
Total assets	$1,191,651	$1,375,720
Securitized debt, at fair value	$1,161,733	$1,344,370
Interest payable	4,995	5,164
Accounts payable and accrued expenses	9	9
Other liabilities	251	260
Total liabilities	$1,166,988	$1,349,803

The Company’s risk with respect to its investment in the securitized commercial loan trusts is limited to its direct ownership in the trusts. The commercial loans held by the consolidated securitized commercial loan trusts are held solely to satisfy the liabilities of the trusts, and creditors of the trusts have no recourse to the general credit of the Company. The securitized commercial loans of the trusts can only be used to satisfy the obligations of those trusts. The Company is not contractually required to provide, and has not provided any additional financial support to the securitized commercial loan trusts for the three and nine months ended September 30, 2022 and September 30, 2021.

The following table presents the components of the fair value of the securitized commercial loans and commercial loans as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	CSMC USA Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Principal balance	$1,385,591	$1,385,591	$14,362	$14,362	$157,205	$177,797
Unamortized discount	(90,836)	(110,770)	—	—	—	—
Amortized cost	1,294,755	1,274,821	14,362	14,362	157,205	177,797
Gross unrealized gains	—	80,987	—	—	—	—
Gross unrealized losses	(122,841)	—	(1)	—	(81,463)	(61,587)
Fair value	$1,171,914	$1,355,808	$14,361	$14,362	$75,742	$116,210

Non-performing commercial loans

The following table presents the aging of the Commercial Loans as of September 30, 2022 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	5	$81,567	$81,326
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	90,000	8,777
Total	6	$171,567	$90,103

CRE 3 Loan

As of September 30, 2022, the CRE 3 junior mezzanine loan with an outstanding principal balance of $90.0 million, secured by an indirect pledge of equity in the mortgage borrower and owner of a retail facility, was non-performing and past its maturity date of June 29, 2021. Interest payments on this loan were received from a reserve that was exhausted in May 2021. On October 25, 2022, the senior mezzanine lender notified the Company that it had consummated a strict foreclosure under the Uniform Commercial Code of its equity interest in the mortgage borrower and owner of the property, which had the effect of foreclosing out the Company’s subordinate pledge of equity in the retail facility owner that served as collateral for the junior mezzanine loan. As a result, the Company’s junior mezzanine loan remains outstanding but without the benefit of the primary collateral supporting the loan. The Company continues to benefit from certain corporate and personal guarantees with respect to its loan and has certain rights to excess proceeds generated by two other large retail and entertainment properties owned by the borrower in Canada and the American Midwest. As a result of the foreclosure, the Company has marked down the value of its investment in the CRE 3 junior mezzanine loan from $26.9 million at June 30, 2022 to $8.8 million at September 30, 2022. The Company is currently exploring all available measures to maximize its recovery with respect to this loan, but if none of these measures are successful, the Company could experience a total loss of its investment, which would result in an $8.8 million reduction in the Company’s book value. There can be no assurance that the Company will be able to obtain any recovery with respect to such loan.

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

Note 7— Financings

Repurchase agreements

The Company has primarily financed its investment acquisitions with repurchase agreements, The repurchase agreements bear interest at a contractually agreed-upon rate and historically had terms ranging from one month to 12 months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets. Under these repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets normally requires the Company to post additional securities as collateral, pay down borrowings, or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, which is referred to as a margin call. The inability of the Company to post adequate collateral for a margin call by a counterparty, in a time frame as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

In order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on the Company’s liquidity, the Company entered into three longer term financing arrangements to reduce its exposure to short-term financings with daily mark-to-market exposure. Below is a summary of each of these financing arrangements.

Residential whole loan facility

The facility was recently amended on October 26, 2022 and matures on October 25, 2023. It bears interest at a rate of SOFR plus 2.25%, with a SOFR floor of 0.25%. The Company finances its Non-QM residential whole loans held in RMI 2015 Trust under this facility. As of September 30, 2022, the Company had outstanding borrowings of $4.0 million. The borrowing is secured by Non-QM residential whole loans with a fair value of $5.8 million as of September 30, 2022.

Non-Agency CMBS and Non-Agency RMBS facility

The facility was extended on May 2, 2022 and matures on May 2, 2023. It bears interest at a rate of SOFR plus 2.00%. As of September 30, 2022, the outstanding balance under this facility was $101.0 million. The borrowing is secured by investments with a fair market value of $152.1 million as of September 30, 2022.

Commercial whole loan facility
The facility was recently amended on October 26, 2022 and matures on November 3, 2023. It bears interest at a rate of SOFR plus 2.25%. As of September 30, 2022, the outstanding balance under this facility was $48.0 million. The borrowing is secured by the performing commercial loans that are held in CRE LLC, with an estimated fair market value of $67.0 million as of September 30, 2022.

Financial metrics
Certain of the Company’s financing arrangements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if the Company does not maintain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity, liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. With the exception of one repurchase agreement for which the Company received a waiver, the Company was in compliance with the terms of such financial tests as of September 30, 2022.
As of September 30, 2022, the Company had borrowings under five of its master repurchase agreements. The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022			December 31, 2021
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-term borrowings:
Agency RMBS	$317	3.15%	32	$976	1.02%	58
Non-Agency RMBS(1)	54,228	6.17%	88	38,354	2.94%	4
Residential whole loans(2)	778	5.40%	11	1,439	2.57%	5
Residential bridge loans(2)	2,895	5.60%	11	4,368	2.61%	5
Commercial loans(2)	5,630	6.18%	11	6,463	3.20%	5
Other securities	1,966	5.75%	17	2,457	3.50%	18
Total short-term borrowings	65,814	6.11%	75	54,057	2.92%	6
Long-term borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS(1)	55,155	2.28%	214	59,802	2.14%	125
Non-Agency RMBS	21,943	2.28%	214	15,632	2.14%	125
Other securities	23,948	2.28%	214	27,506	2.22%	125
Subtotal	101,046	2.28%	214	102,940	2.16%	125
Residential Whole Loan Facility
Residential whole loans(2)	4,049	5.11%	35	396,531	2.25%	308
Commercial Whole Loan Facility
Commercial loans	48,032	4.55%	35	63,661	2.27%	268
Total long-term borrowings	153,127	3.07%	153	563,132	2.24%	270
Repurchase agreements borrowings	$218,941	3.98%	130	$617,189	2.30%	247
Less unamortized debt issuance costs	—	N/A	N/A	—	N/A	N/A
Repurchase agreements borrowings, net	$218,941	3.98%	130	$617,189	2.30%	247

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

At September 30, 2022 and December 31, 2021, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	September 30, 2022	December 31, 2021
1 to 29 days	$11,270	$53,081
30 to 59 days	52,397	370
60 to 89 days	54,228	606
Greater than or equal to 90 days	101,046	563,132
Total	$218,941	$617,189

At September 30, 2022, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	September 30, 2022
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse AG, Cayman Islands Branch	$59,894	62	61.1%
Citigroup Global Markets Inc.	50,806	214	51.9%
Nomura Securities International, Inc.	11,695	11	11.9%

Collateral for borrowings under repurchase agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022			December 31, 2021
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$233	$7	$240	$1,172	$19	$1,191
Non-Agency CMBS, at fair value(1)	90,107	439	90,546	107,624	504	108,128
Non-Agency RMBS, at fair value	122,401	610	123,011	66,555	343	66,898
Residential whole loans, at fair value(2)	7,214	57	7,271	453,447	2,674	456,121
Residential bridge loans(2)	5,120	66	5,186	5,207	91	5,298
Commercial loans, at fair value(2)	81,326	409	81,735	101,459	360	101,819
Other securities, at fair value	38,310	97	38,407	51,648	100	51,748
Cash(3)	120	—	120	3,151	—	3,151
Total	$344,831	$1,685	$346,516	$790,263	$4,091	$794,354

(1)Includes securities eliminated upon VIE consolidation.
(2)Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.
(3)Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At September 30, 2022 and December 31, 2021, investments held by counterparties as security for repurchase agreements totaled approximately $344.7 million and $787.1 million, respectively. Cash collateral held by counterparties at September 30, 2022 and December 31, 2021 was approximately $120 thousand and $3.2 million, respectively. Cash posted by repurchase agreement counterparties at both September 30, 2022 and December 31, 2021 was zero.

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

6.75% Convertible Senior Unsecured Notes due 2022 (the "2022 Notes")

    At September 30, 2022 and December 31, 2021, the Company had $26.0 million and $37.7 million aggregate principal of the 2022 Notes outstanding, respectively. The 2022 Notes were repaid in full upon their maturity on October 3, 2022. Refer to Note 16 - "Subsequent Event" for details.

During the quarters ended September 30, 2022, June 30, 2022, and March 31, 2022, the Company repurchased $1.0 million, $7.2 million and $3.4 million aggregate principal amount of the 2022 Notes at par value, 0.6% premium to par value, and 0.8% premium to par value, respectively, plus accrued and unpaid interest.

Securitized debt

Arroyo Trust 2019-2

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM residential whole loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes, so they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2019-2's residential mortgage pass-through certificates at September 30, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$176,628	3.3%	$176,628	4/25/2049
Class A-2	9,473	3.5%	9,473	4/25/2049
Class A-3	15,007	3.8%	15,007	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$226,163		$226,163
Less: Unamortized Deferred Financing Costs	N/A		2,830
Total	$226,163		$223,333

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2019-2 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At September 30, 2022, residential whole loans, with an outstanding principal balance of approximately $249.6 million, serve as collateral for the Arroyo Trust 2019-2's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2020-1

In June 2020, the Company completed a residential mortgage-backed securitization comprised of $355.8 million of Non-QM residential whole loans, issuing $341.7 million of mortgage-backed notes. The Company did not elect the fair value option for these notes, so they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2020-1's residential mortgage pass-through certificates at September 30, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$77,393	1.7%	$77,393	3/25/2055
Class A-1B	9,184	2.1%	9,184	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$129,797		$129,797
Less: Unamortized Deferred Financing Costs	N/A		1,665
Total	$129,797		$128,132

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2020-1 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At September 30, 2022, residential whole loans with an outstanding principal balance of approximately $143.0 million serve as collateral for the Arroyo Trust 2020-1's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2022-1

In February 2022, the Company completed a residential-mortgage backed securitization comprised of $432.0 million of Non-QM residential whole loans, issuing $398.9 million of mortgage-backed notes. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the bonds are recorded at fair value in the Consolidated Balance Sheets with the periodic changes in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized loss, net."

The following table summarizes the issued Arroyo Trust 2022-1's residential mortgage pass-through certificates at September 30, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Offered Notes:
Class A-1A	$218,530	2.5%	$199,526	12/25/2056
Class A-1B	82,942	3.3%	69,669	12/25/2056
Class A-2	21,168	3.6%	16,617	12/25/2056
Class A-3	28,079	3.7%	21,312	12/25/2056
Class M-1	17,928	3.7%	12,814	12/25/2056
Total	$368,647		$319,938

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2022-1 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At September 30, 2022, residential whole loans with an outstanding principal balance of approximately $399.6 million serve as collateral for the Arroyo Trust 2022-1's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their fair value plus accrued interest.

Arroyo Trust 2022-2

In July 2022, the Company completed a residential-mortgage backed securitization comprised of $402.2 million of Non-QM residential whole loans, issuing $351.9 million of mortgage-backed notes. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the bonds are recorded at fair value in the Consolidated Balance Sheets with the periodic changes in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized loss, net."

The following table summarizes the issued Arroyo Trust 2022-2's residential mortgage pass-through certificates at September 30, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Offered Notes:
Class A-1	$273,691	5.0%	$263,315	7/25/2057
Class A-2	23,297	5.0%	21,916	7/25/2057
Class A-3	28,388	5.0%	26,398	7/25/2057
Class M-1	17,694	5.0%	15,097	7/25/2057
Total	$343,070		$326,726

The Company retained the non-offered securities in the securitization, which include the Class B-1, Class B-2, Class B-3, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2022-2 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At September 30, 2022, residential whole loans with an outstanding principal balance of approximately $390.9 million serve as collateral for the Arroyo Trust 2022-2's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their fair value plus accrued interest.

Commercial mortgage-backed notes

CSMC 2014 USA

The following table summarizes CSMC 2014 USA's commercial mortgage pass-through certificates at September 30, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$109,867	9/11/2025
Class A-2	531,700	4.0%	482,628	9/11/2025
Class B	136,400	4.2%	119,584	9/11/2025
Class C	94,500	4.3%	79,772	9/11/2025
Class D	153,950	4.4%	122,083	9/11/2025
Class E	180,150	4.4%	132,952	9/11/2025
Class F	153,600	4.4%	104,961	9/11/2025
Class X-1(1)	N/A	0.5%	8,268	9/11/2025
Class X-2(1)	N/A	—%	1,618	9/11/2025
	$1,370,691		$1,161,733

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of September 30, 2022, respectively.

At September 30, 2022, the Company owned a portion of the class F certificates with an outstanding principal balance of $14.9 million, which is eliminated in consolidation. The remaining CSMC USA debt that we elected the fair value option had a fair value of $1.2 billion at September 30, 2022, and is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the remaining outstanding principal balance of $1.4 billion, $196.7 million is owned by related parties and $1.2 billion is owned by third parties. The securitized debt of the CSMC USA can only be settled with the commercial loan with an outstanding principal balance of approximately $1.4 billion at September 30, 2022, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic changes in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized loss, net."

Note 8 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, swaptions, options, futures contracts, TBAs, Agency, and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps, and total return swaps.

The following table summarizes the Company’s derivative instruments at September 30, 2022 and December 31, 2021 (dollars in thousands):

			September 30, 2022		December 31, 2021
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$152,000	$262	$—	$—
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	—	$—	2,030	$105
Total derivative instruments, assets				262		105

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	—	—	22,000	(38)
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	—	—	4,140	(564)
Total derivative instruments, liabilities				—		(602)
Total derivative instruments, net				$262		$(497)

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain on derivative instruments, net" in the Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended September 30, 2022
Interest rate swaps	$(3,371)	$3,423	$—	$4,790	$298	$5,140
Interest rate swaptions	(161)	—	—	—	—	(161)
Interest-Only Strips— accounted for as derivatives	—	—	(5)	(54)	16	(43)
Credit default swaps	(273)	—	—	283	—	10
TBAs	1,319	—	—	(1,383)	—	(64)
Total	$(2,486)	$3,423	$(5)	$3,636	$314	$4,882

Three months ended September 30, 2021
Interest rate swaps	$—	$485	$—	$(71)	$96	$510
Interest-Only Strips— accounted for as derivatives	—	—	(59)	(90)	82	(67)
Credit default swap	16	—	—	56	—	72
Total	$16	$485	$(59)	$(105)	$178	$515

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Nine months ended September 30, 2022
Interest rate swaps	$(3,371)	$14,744	$—	$3,670	$(255)	$14,788
Interest rate swaptions	(161)	—	—	—	—	(161)
Interest-Only Strips— accounted for as derivatives	—	—	(120)	(270)	160	(230)
Credit default swaps	(242)	—	—	393	—	151
TBAs	2,051	—	—	—	—	2,051
Total	$(1,723)	$14,744	$(120)	$3,793	$(95)	$16,599

Nine months ended September 30, 2021
Interest rate swaps	$—	$520	$—	$(25)	$172	$667
Interest-Only Strips— accounted for as derivatives	—	—	(232)	(124)	305	(51)
Credit default swap	48	—	—	52	—	100
Total	$48	$520	$(232)	$(97)	$477	$716

At September 30, 2022 and December 31, 2021, the Company had cash pledged as collateral for derivatives of approximately $3.1 million and $1.4 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.

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

The Company has not elected to account for its interest rate swaps as “hedges” under GAAP, accordingly the change in fair value of the interest rate swaps not designated in hedging relationships are recorded together with periodic net interest settlement amounts in "Gain on derivatives instruments, net" in the Consolidated Statements of Operations.

The following tables provide additional information on the Company's fixed-pay interest rate swaps as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$60,000	1.4%	1.3%	1.5
Greater than 3 years and less than 5 years	70,000	1.4%	1.1%	4.3
Greater than 5 years	22,000	1.2%	3.0%	9.0
Total	$152,000	1.4%	1.4%	3.9

	December 31, 2021
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate	Average Maturity (Years)
Greater than 5 years	$22,000	1.2%	0.1%	9.8
Total	$22,000	1.2%	0.1%	9.8

To-Be-Announced securities

The Company purchased and sold TBAs during the nine months ended September 30, 2022, as shown in the table below. There were no open TBA positions as of September 30, 2022 and December 31, 2021.

The following table presents additional information about the Company's contracts to purchase and sell TBAs for the nine months ended September 30, 2022 (dollars in thousands):

	Notional Amount December 31, 2021	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount September 30, 2022
Purchase of TBAs	$—	$600,000	$(600,000)	$—
Sale of TBAs	$—	$600,000	$(600,000)	$—

Interest-Only strips

The Company also invests in Interest-Only strips. In determining the classification of its holdings of Interest-Only strips, the Company evaluates the securities to determine if the nature of the cash flows has been altered from that of the underlying mortgage collateral. Generally, Interest-Only strips for which the security represents a strip off of a mortgage pass through security will be considered a hybrid instrument classified as an MBS investment in the Consolidated Balance Sheets utilizing the fair value option. Alternatively, those Interest-Only strips, for which the underlying mortgage collateral has been included into a structured security that alters the cash flows from the underlying mortgage collateral, are accounted for as derivatives at fair value with changes recognized in "Gain on derivative instruments, net" in the Consolidated Statements of Operations, along with any interest received. The carrying value of these Interest-Only Strips is included in "Agency mortgage-backed securities, at fair value" in the Consolidated Balance Sheets.

Credit default swaps

    The Company currently has no outstanding credit default swaps. Under these instruments, the buyer makes a monthly premium payment over the term of the contract in exchange for the seller making a payment for losses of the reference securities, upon the occurrence of a specified credit event.

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$668	$—	$668	$(181)	$—	$487
Derivative asset, at fair value (2)(3)	262	—	262	—	—	262
Total assets	$930	$—	$930	$(181)	$—	$749

Derivative Liabilities and Repurchase Agreements
Repurchase Agreements(4)	$218,941	$—	$218,941	$(218,857)	$(84)	$—
Total liability	$218,941	$—	$218,941	$(218,857)	$(84)	$—

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
(2)Derivative asset, at fair value, includes interest rate swaps.
(3)Cash collateral pledged against the Company’s derivative counterparties was approximately $3.1 million as of September 30, 2022.
(4)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $344.7 million as of September 30, 2022.

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
     For the three months ended September 30, 2022 and September 30, 2021, the Company incurred approximately $850 thousand and approximately $1.5 million in management fees, respectively. For the nine months ended September 30, 2022 and September 30, 2021, the Company incurred approximately $3.0 million and approximately $4.5 million in management fees, respectively.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement.  For the three months ended September 30, 2022 and September 30, 2021, the Company recorded expenses included in general and administrative expenses totaling approximately $64 thousand and approximately $201 thousand, respectively, related to reimbursable employee costs. For the nine months ended September 30, 2022 and September 30, 2021, the Company recorded expenses included in general and administrative expenses totaling approximately $511 thousand and approximately $1.5 million, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expense in the Consolidated Statements of Operations. At September 30, 2022 and December 31, 2021, approximately $3.0 million and approximately $1.5 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.  In addition, at September 30, 2022 and December 31, 2021, approximately $402 thousand and approximately $457 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

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

The aggregate maximum number of shares of our common stock available for future issuances under the 2022 Plans is 1,000,000 shares, which was reduced to 100,000 shares following the completion of the reverse stock split. The Manager and the officers, employees, non-employee directors, independent contractors, and consultants of the Company or any affiliate of the Company, including any individuals who are employees of the Manager or one of the Manager’s affiliates, are eligible to participate in the 2022 Plans, provided that they have been selected by the Plan Administrator.

On June 30, 2022, the Company granted 200,000 restricted stock units, or 20,000 restricted stock units on a post reverse stock split basis under the Western Asset Mortgage Capital Corporation 2022 Omnibus Incentive Plan to the Company’s Chief Financial Officer. These restricted stock units will vest in equal installments on the first and second anniversary of the grant date.

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

During the nine months ended September 30, 2022 and September 30, 2021, 11,716 and 13,782 restricted stock units vested, respectively. The Company recognized stock-based compensation expense of approximately $100 thousand and approximately $165 thousand for the three months ended September 30, 2022 and September 30, 2021, respectively. The Company recognized stock-based compensation expense of approximately $335 thousand and approximately $453 thousand for the nine months ended September 30, 2022 and September 30, 2021, respectively. In addition, the Company had unamortized compensation expense of $398 thousand and $211 thousand for equity awards at September 30, 2022 and December 31, 2021, respectively.

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

The following is a summary of restricted equity awards vesting dates as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Vesting Date	Shares Vesting	Shares Vesting
March 2022	—	3,600
June 2022	—	8,116
June 2023	31,704	—
June 2024	10,000	—
Total	41,704	11,716

The following table presents information with respect to shares issued under the Company’s Equity Incentive Plans for the nine months ended September 30, 2022 and September 30, 2021:

	September 30, 2022		September 30, 2021
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	114,825	$131.85	102,554	$140.99
Granted(2)	45,954	12.75	14,057	52.08
Cancelled/forfeited	—	—	(2,546)	27.50
Outstanding at end of period	160,779	97.81	114,065	132.56
Unvested at end of period	41,704	$12.52	11,716	$56.19

(1)The grant date fair value of the awards is based on the closing market price of the Company’s common stock at the grant date.
(2)Includes 4,250 and 5,941 shares attributed to dividends on restricted stock under the Director Deferred Fee Plan for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

Our stockholders' equity, in the aggregate, remains unchanged. Per share net income or loss increased because there are fewer shares of common stock outstanding. The common stock held in treasury was reduced in proportion to the Reverse Stock Split Ratio. There were no other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, that arose as a result of the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of the Company's common stock the business day prior to the Effective Date. The reverse stock split applied to all of the Company's outstanding shares of common stock and did not affect any stockholder’s ownership percentage of shares of the Company's common stock, except for immaterial changes resulting from the payment of cash for fractional shares.

At-The-Market Program
    In March 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which the Company may offer and sell up to $100.0 million shares of common stock in an At-

The-Market equity offering. During the nine months ended September 30, 2022, the Company did not sell any shares under the amended agreement.
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
During the nine months ended September 30, 2022, the Company did not repurchase any shares under the stock repurchase program.

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock, adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split.

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2022
September 22, 2022	October 3, 2022	October 26, 2022	$0.40	Not yet determined
June 21, 2022	July 1, 2022	July 25, 2022	$0.40	Not yet determined
March 23, 2022	April 4, 2022	April 26, 2022	$0.40	Not yet determined
2021
December 21, 2021	December 31, 2021	January 26, 2022	$0.60	Not yet determined(1)
September 23, 2021	October 4, 2021	October 26, 2021	$0.60	Return of capital
June 22, 2021	July 2, 2021	July 26, 2021	$0.60	Return of capital
March 23, 2021	April 2, 2021	April 26, 2021	$0.60	Return of capital

(1)The cash distributions made on January 26, 2022, with a record date of December 31, 2021, are treated as received by stockholders on January 26, 2022 and taxable in calendar year 2022. The tax characterization of these distributions will be determined in January 2023.

Note 13 — Net Loss per Common Share

The table below presents basic and diluted net loss per share of common stock using the two-class method for the three and nine months ended September 30, 2022 and September 30, 2021 (dollars, other than shares and per share amounts, in thousands), adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split.

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Numerator:
Net loss attributable to common stockholders and participating securities for basic and diluted earnings per share	$(40,010)	$(4,213)	$(88,250)	$(36,423)
Less:
Dividends and undistributed earnings allocated to participating securities	32	24	62	65
Net loss allocable to common stockholders — basic and diluted	$(40,042)	$(4,237)	$(88,312)	$(36,488)

Denominator:
Weighted average common shares outstanding for basic earnings per share	6,038,010	6,079,569	6,036,876	6,077,176
Weighted average common shares outstanding for diluted earnings per share	6,038,010	6,079,569	6,036,876	6,077,176
Basic loss per common share	$(6.63)	$(0.70)	$(14.63)	$(6.00)
Diluted loss per common share	$(6.63)	$(0.70)	$(14.63)	$(6.00)

For the three and nine months ended September 30, 2022 and September 30, 2021, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of September 30, 2022. The Company files U.S. federal and state income tax returns.  As of September 30, 2022, U.S. federal tax returns filed by the Company for 2020, 2019 and 2018 and state tax returns filed for 2020, 2019, 2018, 2017, and 2016 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended September 30, 2022 and September 30, 2021, the Company recorded a federal and state tax provision of $266 thousand and tax benefit of $218 thousand, respectively, which is recorded in "Income tax provision (benefit)" in the Consolidated Statements of Operations. During the nine months ended September 30, 2022 and September 30, 2021, the Company recorded a federal and state tax provision of $276 thousand and tax benefit of $19 thousand, respectively.

Deferred Tax Asset

As of September 30, 2022 and December 31, 2021, the Company recorded a deferred tax asset of approximately $16.2 million and $13.0 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

In addition, the REIT generated net operating losses ("NOLs") during the year ended December 31, 2021 related to ordinary losses on its MBS portfolio and it generated NOLs for the years ended December 31, 2020 and December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOLs is apportioned to the TRS. The Company recorded a deferred tax asset relating to the NOLs of $18.6 million and $18.6 million in the REIT and $2.0 million and $2.0 million in the TRS as of September 30, 2022 and December 31, 2021, respectively. The TRS can carryback the NOLs generated during the years ended December 31, 2020 and December 31, 2017 to each of the two preceding years to request a refund for taxes paid. As of September 30, 2022 and December 31, 2021, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized, with the exception of the TRS carryback to 2015, and it has recorded a combined valuation allowance of $20.6 million and $20.6 million, respectively.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).

Note 15 — Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at September 30, 2022.

Note 16 — Subsequent Event

2022 Convertible Senior Unsecured Notes Maturity

The Company's 2022 Notes outstanding on September 30, 2022 of $26.0 million were repaid in full upon their maturity on October 3, 2022. The Company had an unrestricted cash balance of $28.6 million at October 3, 2022, after the retirement of the 2022 Notes.

CRE 3 Loan

As of September 30, 2022, the CRE 3 junior mezzanine loan with an outstanding principal balance of $90.0 million secured by an indirect pledge of equity in the mortgage borrower and owner of a retail facility was non-performing and past its maturity date of June 29, 2021. Interest payments on this loan were received from a reserve that was exhausted in May 2021. On October 25, 2022, the senior mezzanine lender notified the Company that it had consummated a strict foreclosure under the Uniform Commercial Code of its equity interest in the mortgage borrower and owner of the property, which had the effect of foreclosing out the Company’s subordinate pledge of equity in the retail facility owner that served as collateral for the junior mezzanine loan. As a result, the Company’s junior mezzanine loan remains outstanding but without the benefit of the primary collateral supporting the loan. The Company continues to benefit from certain corporate and personal guarantees with respect to its loan and has certain rights to excess proceeds generated by two other large retail and entertainment properties owned by the borrower in Canada and the American Midwest. As a result of the foreclosure noted above, the Company has marked down the value of its investment in the CRE 3 junior mezzanine loan from $26.9 million at June 30, 2022 to $8.8 million at September 30, 2022. The Company is currently exploring all available measures to maximize its recovery with respect to this loan, but if none of these measures is successful, the Company could experience a total loss of its investment, which would result in a $8.8 million reduction in the Company’s book value. There can be no assurance that the Company will be able to obtain any recovery with respect to such loan.

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

These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the market for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; changes in interest rates and the market value of the Company’s target assets; credit risks; servicing-related risks, including those associated with foreclosure and liquidation; the state of the U.S. and to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including under the Company’s repurchase agreements, a form of secured financing, and securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on CMBS and Commercial Loans; the loss severity on Non-Agency MBS; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, residential and commercial whole loans, residential and commercial bridge loans and other mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s understanding of its competition; outcome and impact of the strategic alternatives review process announced in August 2022; the uncertainty and economic impact of pandemics, epidemics or other public health emergencies, such as the ongoing effects of the COVID-19 pandemic; and the Manager's expectations regarding the ongoing COVID-19 recovery.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors, are described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

In December 2021, we announced that our investment strategy will focus on residential real estate-related investments, including but not limited to non-qualified mortgage loans, Non-Agency RMBS, and other related investments. We believe this focus will allow us to address attractive market opportunities while maintaining alignment with our Manager’s core competencies. We are continuing to transition out of the commercial investments in our portfolio, though we may from time to time make commercial investments on an opportunistic basis.

Our Target Assets

 Residential Whole Loans — Residential Whole Loans are mortgages secured by single family residences held directly by us or through consolidated trusts with us holding the beneficial interest in the trusts. Our Residential Whole Loans are mainly adjustable rate mortgages that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualified mortgages” ("Non-QM mortgages"). Our Manager’s review, relating to Non-QM mortgages, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability to Repay requirements. As discussed in Note 7 "Financing," to the financial statements contained in this Quarterly Report on Form 10-Q, we have and may continue to securitize Whole Loan interests, selling more senior interests in the pool of loans and retaining residual portions.  The characteristics of our Residential Whole Loans may vary going forward.

Non-Agency RMBS — RMBS that are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by a U.S. Government agency or U.S. Government-sponsored entity due to certain factors, including mortgage balances in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and/or level of documentation, and therefore are not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. The mortgage loan collateral may be classified as subprime, Alternative-A or prime depending on the borrower’s credit rating and the underlying level of documentation. Non-Agency RMBS collateral may also include reperforming loans, which are conventional mortgage loans that were current at the time of the securitization, but had been delinquent in the past. Non-Agency RMBS may be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages.

Agency RMBS — Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), or a U.S. Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”).  The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date. These investments can be in the form of pools, TBA and CMO (including interest only, principal only or other structures).

GSE Risk Sharing Securities Issued by Fannie Mae and Freddie Mac — From time to time we have and may in the future continue to invest in risk sharing securities issued by Fannie Mae and Freddie Mac. Principal and interest payments on these securities are based on the performance of a specified pool of Agency residential mortgages. The payments due on these securities, however, are not secured by the referenced mortgages. The payments due are full faith and credit obligations of Fannie Mae or Freddie Mac respectively, but neither agency guarantees full payment of the underlying mortgages.  Investments in these securities generally are not qualifying assets for purposes of the 75% real estate asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% real estate income test applicable to REITs. As a result, we may be limited in our ability to invest in such assets.

Other investments — In addition to Residential Whole Loans and Non-Agency RMBS, our current target investments, we may also make investments in Commercial Loans and Non-Agency CMBS and other securities on an opportunistic basis, which our Manager believes will assist us in meeting our investment objective and are consistent with our overall investment policies.  These investments will normally be limited by the REIT requirements that 75% our assets be real estate assets and that 75% of our income be generated from real estate, thereby limiting our ability to invest in such assets.

Our Investment Portfolio

Our investment strategy will focus on residential real estate related investments, including but not limited to non-qualified mortgage loans, Non-Agency RMBS, and other related investments. We are continuing to transition out of our commercial loan investments.

Our investment portfolio composition at September 30, 2022:

Our Financing Strategy

During 2020, the uncertainties created by the COVID-19 pandemic made it challenging to obtain financing arrangements on favorable terms. In the latter part of 2020 and the beginning of 2021, terms for financing arrangements began to improve significantly. As a result, we diversified our financing sources to provide an alternative to short-term repurchase agreements with daily margin requirements. We expect to continue to seek financing arrangements without daily margin requirements or with margin requirements that apply only after a significant reduction in the valuation of the assets financed, including but not limited to repurchase agreements, term financing, securitization and convertible senior unsecured notes, as the market permits. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by our Manager, taking into account a variety of factors such as general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the creditworthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. We expect to maintain a debt-to-equity ratio of two to four and a half times the amount of our stockholders' equity, depending on our investment composition. We seek to enhance equity returns by effectively utilizing leverage and seeking to limit our exposure to interest rate volatility and daily margin calls. The following table presents our debt-to-equity ratio on September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Total debt(1)	$328,103	$736,357
Total equity	$97,948	$193,109
Debt-to-equity ratio	3.3	3.8

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

2022 Activity

Investment Activity

We continually evaluate potential investments and our investment selection is based on supply and demand of our target assets, costs of financing, and the expected future interest rate volatility costs of hedging. During the nine months ended September 30, 2022, we acquired $411.9 million of residential whole loans and $40.0 million of Non-Agency RMBS. We also, along with the other investors, sold a Commercial REO for total proceeds of $54.7 million.

The following table presents our investing activity for the nine months ended September 30, 2022 (dollars in thousands):

	Balance at		Loan Modification/Capitalized Interest	Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Premium and discount amortization, net	Balance at
Investment Type	December 31, 2021	Purchases								September 30, 2022
Agency RMBS and Agency RMBS IOs	$1,172	$—	N/A	$(124)	$—	N/A	$—	$(328)	$—	$720
Non-Agency RMBS	27,769	39,952	N/A	(875)	(27,729)	N/A	(1,170)	(8,420)	159	29,686
Non-Agency CMBS	105,358	—	N/A	(5,705)	(10,152)	N/A	(43,934)	42,869	386	88,822
Other securities(1)	51,648	—	N/A	—	(4,406)	N/A	(478)	(8,677)	223	38,310
Total MBS and other securities	185,947	39,952	N/A	(6,704)	(42,287)	N/A	(45,582)	25,444	768	157,538
Residential whole loans	1,023,502	411,917	79	(193,363)	(11,735)	—	(33)	(125,482)	(5,260)	1,099,625
Residential bridge loans	5,428	—	—	(250)	—	—	—	(58)	—	5,120
Commercial loans	130,572	—	—	(20,593)	—	—	—	(19,876)	—	90,103
Securitized commercial loans	1,355,808	—	—	—	—	—	—	(203,828)	19,934	1,171,914
REO	43,607	—	N/A	—	(54,681)	—	12,198	—	N/A	1,124
Total Investments	$2,744,864	$451,869	$79	$(220,910)	$(108,703)	$—	$(33,417)	$(323,800)	$15,442	$2,525,424

(1) Other securities include $32.3 million of GSE CRTs and $6.0 million of ABS at September 30, 2022.

Portfolio Characteristics

Residential whole loans

The residential whole loans have low LTV's and are comprised of 2,990 Non-QM adjustable rate mortgages and five investor fixed rate mortgages. The following table presents certain information about our residential whole loans investment portfolio at September 30, 2022 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	40	$22,510	66.3%	758	9.2	28.5	2.9%
3.01% – 4.00%	431	224,994	65.7%	758	7.3	28.5	3.7%
4.01% – 5.00%	1,372	467,195	64.0%	749	5.8	26.2	4.6%
5.01% – 6.00%	902	366,708	65.8%	742	5.1	27.1	5.4%
6.01% – 7.00%	235	103,067	70.3%	742	3.9	28.8	6.4%
7.01% - 8.00%	15	5,852	75.1%	731	3.2	29.4	7.4%
Total	2,995	$1,190,326	65.5%	748	5.8	27.2	4.8%

(1)The original FICO score is not available for 236 loans with a principal balance of approximately $77.7 million at September 30, 2022. We have excluded these loans from the weighted average computations.

Residential bridge loans

    We are no longer allocating capital to residential bridge loans. The following table presents certain information about the remaining eight residential bridge loans left in the portfolio at September 30, 2022 (dollars in thousands):

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

Non-performing residential loans

The following table presents the aging of the residential whole loans and bridge loans as of September 30, 2022 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current	2,985	$1,184,619	$1,094,291	—	$—	$—
1-30 days	3	2,448	2,324	1	849	858
31-60 days	—	—	—	—	—	—
61-90 days	—	—	—	—	—	—
90+ days	7	3,259	3,010	6	4,736	4,262
Total	2,995	$1,190,326	$1,099,625	7	$5,585	$5,120

Residential whole loans in non-accrual status

As of September 30, 2022, there were seven Non-QM loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $3.3 million and a fair value of $3.0 million. These nonperforming loans represent approximately 0.3% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three and nine months ended September 30, 2022, since the valuation adjustment, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of September 30, 2022, there were six residential bridge loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $4.7 million and a fair value of $4.3 million. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three and nine months ended September 30, 2022, since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of September 30, 2022, we had four real estate owned ("REO") properties with an aggregate carrying value of $1.1 million related to foreclosed bridge loans. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheet.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-Agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of September 30, 2022 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	CPR
Prime	$12,865	$79.89	12.1	67.8%	748	5.0%	18.0%
Alt-A	16,821	63.55	14.3	74.5%	675	11.8%	12.6%
Total	$29,686	$70.63	13.3	71.6%	707	8.8%	15.0%

Agency RMBS Portfolio

The following table summarizes our Agency portfolio by investment category as of September 30, 2022 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs (1)	N/A	$56	$52	—%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	668	0.7%
Total	$—	$56	$720	0.6%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of September 30, 2022 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$76	$75	0.6	88.7%
	2010-2020	14,982	10,490	6.4	62.3%
		15,058	10,565	6.4	62.5%
Single Asset:
	2010-2020	95,057	78,257	1.2	65.5%
Total		$110,115	$88,822	1.9	65.1%

Commercial real estate investments

With the new focus on residential real estate related investments, we are continuing to transition out of our commercial loan investments. The following table presents our commercial loan investments as of September 30, 2022 (dollars in thousands):

Loan	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral	Geographic Location
CRE 3	Interest-Only Mezzanine loan	$90,000	$8,777	58%	1-Month LIBOR plus 9.25%	6/29/2021	None(1)	Entertainment and Retail	NJ
CRE 4	Interest-Only First Mortgage	22,204	22,204	63%	1-Month LIBOR plus 3.02%	8/6/2025(2)	None	Retail	CT
CRE 5	Interest-Only First Mortgage	24,535	24,405	62%	1-Month LIBOR plus 3.75%	11/6/2023(3)	None	Hotel	NY
CRE 6	Interest-Only First Mortgage	13,207	13,136	62%	1-Month LIBOR plus 3.75%	11/6/2023(3)	None	Hotel	CA
CRE 7	Interest-Only First Mortgage	7,259	7,220	62%	1-Month LIBOR plus 3.75%	11/6/2023(3)	None	Hotel	IL, FL
SBC 3	Interest-Only First Mortgage	14,362	14,361	49%	1-Month LIBOR plus 4.35%	1/6/2023	None	Nursing Facilities	CT
		$171,567	$90,103

(1) CRE 3 is in default and not eligible for extension.
(2) The CRE 4 loan was granted a 3 year extension through August 6, 2025, with a principal pay down of $16.2 million.
(3) CRE 5, 6, and 7 were each granted one-year extensions through November 6, 2023.

Non-performing commercial loans

All but the one loan discussed below remain current.

CRE 3 Loan

As of September 30, 2022, the CRE 3 junior mezzanine loan with an outstanding principal balance of $90.0 million secured by an indirect pledge of equity in the mortgage borrower and owner of a retail facility was non-performing and past its maturity date of June 29, 2021. Interest payments on this loan were received from a reserve that was exhausted in May 2021. On October 25, 2022, the senior mezzanine lender notified the Company that it had consummated a strict foreclosure under the Uniform Commercial Code of its equity interest in the mortgage borrower and owner of the property, which had the effect of foreclosing out the Company’s subordinate pledge of equity in the retail facility owner that served as collateral for the junior mezzanine loan. As a result, the Company’s junior mezzanine loan remains outstanding but without the benefit of the primary collateral supporting the loan. The Company continues to benefit from certain corporate and personal guarantees with respect to its loan and has certain rights to excess proceeds generated by two other large retail and entertainment properties owned by the borrower in Canada and the American Midwest. As a result of the foreclosure, the Company has marked down the value of its investment in the CRE 3 junior mezzanine loan from $26.9 million at June 30, 2022 to $8.8 million at September 30, 2022. The Company is currently exploring all available measures to maximize its recovery with respect to this loan, but if none of these measures is successful, the Company could experience a total loss of its investment, which would result in an $8.8 million reduction in the Company’s book value. There can be no assurance that the Company will be able to obtain any recovery with respect to such loan.

The following table presents the aging of the Commercial Loans as of September 30, 2022 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	5	$81,567	$81,326
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	90,000	8,777
Total	6	$171,567	$90,103

Commercial loan investment payoffs

On September 16, 2022, CRE 8, which had an outstanding principal balance of $4.4 million collateralized by assisted living facilities, was paid off in full.

Commercial Real Estate Owned

In February 2022, we and the other investors sold the unencumbered hotel property for $55.9 million which was foreclosed on in the third quarter of 2021. We and the other investors fully recovered our aggregate initial investment of $42.0 million. We recognized a gain on sale of approximately $12.2 million.

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of September 30, 2022, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	29.0%	$8,614	California	41.9%	$37,176
Florida	12.7%	3,759	Nevada	22.1%	19,651
New York	6.4%	1,910	Bahamas	16.4%	14,527
Texas	4.5%	1,327	Texas	4.0%	3,511
New Jersey	4.2%	1,244	Pennsylvania	2.2%	1,913

The following table presents the various states across the United States in which the collateral securing our residential whole loans and residential bridge loans at September 30, 2022, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	66.6%	$793,123	New York	47.1%	$2,631
New York	9.4%	112,329	California	31.4%	1,754
Texas	4.8%	56,856	Florida	20.1%	1,125
Florida	4.1%	48,959	New Jersey	1.4%	75
Georgia	3.6%	42,347	Total	100.0%	$5,585
Other	11.5%	136,712
Total	100.0%	$1,190,326

Financing Activity

      We will look to continue to expand and diversify our financing sources, especially those sources that provide an alternative to short-term repurchase agreements with daily margin requirements.

Repurchase Agreements

Our repurchase agreements bear interest at a contractually agreed-upon rate and have terms ranging from one month to 12 months. Our counterparties generally require collateral in excess of the loan amount, or haircuts. As of September 30, 2022, the contractual haircuts required under repurchase agreements on our investments were as follows:

	Minimum	Maximum
Short-Term Borrowings
Agency RMBS IOs	25%	25%
Non-Agency RMBS	35%	60%
Residential Whole Loans	25%	25%
Residential Bridge Loans	25%	25%
Commercial Loans	60%	60%
Other Securities	60%	60%

Long-Term Borrowings
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency RMBS	35%	45%
Non-Agency CMBS	40%	40%
Other Securities	35%	35%

Residential Whole Loan Facility
Residential Whole Loans(1)	10%	10%

Commercial Whole Loan Facility
Commercial Loans(2)	22%	32%

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

During the quarter ended September 30, 2022, we repurchased $1.0 million aggregate principal amount of the 2022 Notes at par value, plus accrued and unpaid interest.

Securitized Debt

In February 2022, we completed a residential mortgage-backed securitization. The Arroyo Trust 2022-1 issued $398.9 million of mortgage-backed notes and we retained the subordinate non-offered securities in the securitization, which include the Class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in the consolidation. As of September 30, 2022, Residential Whole Loans, with an outstanding principal balance of approximately $399.6 million, serve as collateral for the Arroyo Trust 2022-1's securitized debt.

In July 2022, we completed a residential mortgage-backed securitization. The Arroyo Trust 2022-2 issued $351.9 million of mortgage-backed notes and we retained the subordinate non-offered securities in the securitization, which included the Class B-1, Class B-2, Class B-3, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in the consolidation. As of September 30, 2022, Residential Whole Loans, with an outstanding principal balance of approximately $390.9 million, serve as collateral for the Arroyo Trust 2022-2's securitized debt.

Repurchase Agreements

At September 30, 2022, we had outstanding borrowings under five of our repurchase agreements. The following table summarizes certain characteristics of our repurchase agreements at September 30, 2022 (dollars in thousands):

Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-Term Borrowings:
Agency RMBS	$317	3.15%	32
Non-Agency RMBS(1)	54,228	6.17%	88
Residential Whole Loans (2)	778	5.40%	11
Residential Bridge Loans (2)	2,895	5.60%	11
Commercial Loans (2)	5,630	6.18%	11
Other Securities	1,966	5.75%	17
Total short term borrowings	65,814	6.11%	75
Long Term Borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS (1)	55,155	2.28%	214
Non-Agency RMBS	21,943	2.28%	214
Other Securities	23,948	2.28%	214
Subtotal	101,046	2.28%	214
Residential Whole Loan Facility
Residential Whole Loans (2)	4,049	5.11%	35
Commercial Whole Loan Facility
Commercial Loans	48,032	4.55%	35
Total long term borrowings	153,127	3.07%	153
Repurchase agreements borrowings	$218,941	3.98%	130
Less unamortized debt issuance costs	—	N/A	N/A
Repurchase agreement borrowings, net	$218,941	3.98%	130

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

At September 30, 2022, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Credit Suisse AG, Cayman Islands Branch (2)	$106,309	48.6%	$165,521	A
Citigroup Global Markets Inc.	101,046	46.2%	152,099	A+
Nomura Securities International, Inc. (3)	9,303	4.2%	20,857	Unrated (3)
Credit Suisse Securities (USA) LLC	1,966	0.9%	6,001	A
All other counterparties (4)	317	0.1%	233
Total	$218,941	100.0%	$344,711

(1)The counterparty ratings presented above are the long-term issuer credit ratings as rated at September 30, 2022 by S&P.
(2)Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.
(3)    Nomura Holdings, Inc., the parent company of Nomura Securities International, Inc., is rated BBB+ by S&P at September 30, 2022.
(4)    Represents amount outstanding with one counterparty, which holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of September 30, 2022.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and nine months ended September 30, 2022 (dollars in thousands):

Collateral	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Agency RMBS	$321	$501
Non-Agency RMBS(1)	56,775	58,521
Non-Agency CMBS(1)	55,155	61,279
Residential Whole Loans	49,838	180,961
Commercial loans	72,456	66,068
Residential Bridge Loans	4,955	5,345
Other securities	25,944	30,195
Total	$265,444	$402,870
Maximum borrowings during the period(2)	$218,941	$613,518

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.

Repurchase agreements financial metrics

Certain of our financing agreements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if we do not maintain certain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity and liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders with borrowings outstanding as of September 30, 2022. With the exception of one repurchase agreement for which we received a waiver, we were in compliance with the terms of such financial tests as of September 30, 2022.

Securitized Debt

Residential Mortgage-Backed Notes

Arroyo Trust 2019

The following table summarizes the consolidated Arroyo Trust 2019's issued mortgage-backed notes at September 30, 2022 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$176,628	3.3%	$176,628	4/25/2049
Class A-2	9,473	3.5%	9,473	4/25/2049
Class A-3	15,007	3.8%	15,007	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$226,163		$226,163
Less: Unamortized deferred financing costs	N/A		2,830
Total	$226,163		$223,333

Arroyo Trust 2020

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at September 30, 2022 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$77,393	1.7%	$77,393	3/25/2055
Class A-1B	9,184	2.1%	9,184	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$129,797		$129,797
Less: Unamortized deferred financing costs	N/A		1,665
Total	$129,797		$128,132

Arroyo Trust 2022-1

The following table summarizes the consolidated Arroyo Trust 2022-1's issued mortgage-backed notes at September 30, 2022 which is classified as "Securitized debt, net" on the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$218,530	2.5%	$199,526	12/25/2056
Class A-1B	82,942	3.3%	69,669	12/25/2056
Class A-2	21,168	3.6%	16,617	12/25/2056
Class A-3	28,079	3.7%	21,312	12/25/2056
Class M-1	17,928	3.7%	12,814	12/25/2056
Total	$368,647		$319,938

Arroyo Trust 2022-2

The following table summarizes the consolidated Arroyo Trust 2022-2's issued mortgage-backed notes at September 30, 2022 which is classified as "Securitized debt, net" on the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$273,691	5.0%	$263,315	7/25/2057
Class A-2	23,297	5.0%	21,916	7/25/2057
Class A-3	28,388	5.0%	26,398	7/25/2057
Class M-1	17,694	5.0%	15,097	7/25/2057
Total	$343,070		$326,726

Commercial Mortgage-Backed Notes

We hold a controlling financial variable interest in CSMC USA and are required to consolidate the CMBS VIE. Refer to Note 7 - "Financings" for details. The following table summarizes the consolidated CSMC USA's commercial mortgage pass-through certificates at September 30, 2022 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$109,867	9/11/2025
Class A-2	531,700	4.0%	482,628	9/11/2025
Class B	136,400	4.2%	119,584	9/11/2025
Class C	94,500	4.3%	79,772	9/11/2025
Class D	153,950	4.4%	122,083	9/11/2025
Class E	180,150	4.4%	132,952	9/11/2025
Class F	153,600	4.4%	104,961	9/11/2025
Class X-1(1)	N/A	0.5%	8,268	9/11/2025
Class X-2(1)	N/A	—%	1,618	9/11/2025
	$1,370,691		$1,161,733

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of September 30, 2022, respectively.

The above table does not reflect the portion of the class F bond held by us because the bond is eliminated in consolidation. Our ownership interest in the F bond represents a controlling financial interest, which resulted in consolidation of the trust. The bond had a fair market value of $10.2 million at September 30, 2022, and our exposure to loss is limited to our ownership interest in this bond.

Convertible Senior Unsecured Notes

2022 Notes

As of September 30, 2022, we had $26.0 million of the 2022 Notes outstanding. The 2022 Notes were repaid in full upon their maturity on October 3, 2022. Refer to Note 16 - Subsequent Events for details.

2024 Notes

As of September 30, 2022, we had $86.3 million aggregate principal amount of the 2024 Notes outstanding. The 2024 notes mature on September 15, 2024, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

Recourse and Non-Recourse Financing

We utilize both recourse and non-recourse debt to finance our portfolio. Our recourse debt included our short and long-term repurchase agreement financings and our convertible senior unsecured notes. At September 30, 2022, our total non-recourse financing is comprised of $998.1 million of securitized debt issued in connection with our four Residential Whole Loan securitizations and $1.2 billion of securitized debt from owning a Non-Agency CMBS bond with a fair value of $10.2 million that was deemed to be a controlling financial variable interest in CSMC USA which required us to consolidate the CMBS VIE.

(dollars in thousands)	September 30, 2022		December 31, 2021
Recourse and non-recourse financing	$2,487,965		$2,599,845
Non-recourse financing
Arroyo 2019-2	223,333		337,571
Arroyo 2020-1	128,132		181,547
Arroyo 2022-1	319,938		—
Arroyo 2022-2	326,726		—
CMSC USA	1,161,733		1,344,370
Total recourse financing	$328,103	$328,103	$736,357

Stockholders' equity	$97,948		$193,109

Recourse leverage	3.3x		3.8x

Hedging Activity
The following tables summarize the hedging activity during the nine months ended September 30, 2022 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2021	Acquisitions		September 30, 2022
Fixed pay interest rate swaps	$22,000	$309,500	$(179,500)	$152,000
Interest rate swaptions	—	560,000	(560,000)	—
Credit default swaps	6,170	—	(6,170)	—
TBA securities - long positions	—	600,000	(600,000)	—
TBA securities - short positions	—	600,000	(600,000)	—
Total derivative instruments	$28,170	$2,069,500	$(1,945,670)	$152,000

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2021					September 30, 2022
Fixed pay interest rate swaps	$(38)	$—	$(14,743)	$11,373	$3,670	$262
Interest rate swaptions	—	473	(312)	(161)	—	—
Credit default swaps	(459)	—	347	(281)	393	—
TBA securities	—	—	(2,051)	2,051	(1,383)	(1,383)
Total derivative instruments	$(497)	$473	$(16,759)	$12,982	$2,680	$(1,121)

Dividends

During the nine months ended September 30, 2022, we declared dividends totaling $1.20 per share generating a dividend yield of approximately 14.3% based on the stock closing price of $11.19 on September 30, 2022.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:

Book Value
40
30
20
10
0
34.40
31.98
27.33
23.23
16.22
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
Period Ending

    We continue to implement measures to improve our balance sheet by increasing liquidity, reducing leverage, and seeking alternative financing arrangements to preserve long-term shareholder value. The decrease in book value from $23.23 as of June 30, 2022, to $16.22 as of September 30, 2022, was primarily driven by spread widening across our holdings, but mainly from our residential whole-loans due to their relative size in the overall portfolio.

Review of Strategic Alternatives

On August, 4, 2022, we announced that our Board of Directors had authorized a review of strategic alternatives for the Company aimed at enhancing shareholder value, which may include a sale or merger of the Company. JMP Securities, A Citizens Company, was retained as exclusive financial advisor to the Company. No assurance can be given that the review being undertaken will result in a sale, merger, or other transaction sale or other business combination involving the Company, and we have not set a timetable for completion of the review process. As previously announced, we do not intend to make any further statements regarding this process unless and until a definitive agreement for a transaction has been reached, or until the process of exploring strategic alternatives has ended.

Results of Operations

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021.

General
Due to financial results which occurred during the evolving COVID-19 pandemic, our results of operations for the three months ended September 30, 2022 and September 30, 2021 may not be comparable. During the third quarter of 2022, we continued to make progress towards strengthening our balance sheet, improving liquidity, and the transition of our portfolio to residential investments.
During the three months ended September 30, 2022, we sold approximately $11.7 million of residential whole loans and repurchased $1.0 million aggregate principal amount outstanding of our 2022 Notes at par. Due to spread widening, we experienced a significant decline in the fair value of residential whole loan investments. This decline in fair value of $45.3 million was offset by $3.6 million of unrealized gains on derivatives due to our hedging activity. We also reduced the fair value of CRE 3, a commercial junior mezzanine loan by $18.1 million, as a senior lender consummated a foreclosure on the equity interest in the property. See Note 6 for further discussion. Overall, our net loss was $40.0 million, or $6.63 per basic and diluted weighted common share, for the three months ended September 30, 2022.

In contrast, for the three months ended September 30, 2021, we had a net loss of $4.2 million, or $0.70 per basic and diluted weighted common share, which was primarily attributable to a decline in fair value in our commercial real estate loans.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

Three Months Ended September 30, 2022	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$53	$2	14.97%
Non-Agency CMBS	109,898	2,336	8.43%
Non-Agency RMBS	36,075	472	5.19%
Residential whole loans	1,248,772	13,884	4.41%
Residential bridge loans	5,585	28	1.99%
Commercial loans	191,929	1,540	3.18%
Securitized commercial loans	1,288,238	22,099	6.81%
Other securities	42,768	1,045	9.69%
Total investments	$2,923,318	$41,406	5.62%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$265,444	$2,187	3.27%
Convertible senior unsecured notes, net	109,329	2,402	8.72%
Securitized debt	2,348,073	31,118	5.26%
Total borrowings	$2,722,846	$35,707	5.20%

Net interest income and net interest margin(2)		$5,699	0.77%

Three Months Ended September 30, 2021	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$70	$4	22.67%
Non-Agency CMBS	200,824	4,290	8.48%
Non-Agency RMBS	28,528	369	5.13%
Residential whole loans	831,634	8,147	3.89%
Residential bridge loans	8,714	89	4.05%
Commercial loans	243,534	2,847	4.64%
Securitized commercial loan	1,407,129	23,622	6.66%
Other securities	48,364	773	6.34%
Total investments	$2,768,797	$40,141	5.75%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$391,559	$3,037	3.08%
Convertible senior unsecured notes, net	145,356	3,099	8.46%
Securitized debt	1,995,098	26,842	5.34%
Total borrowings	$2,532,013	$32,978	5.17%

Net interest income and net interest margin(2)		$7,163	1.03%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain on derivative instruments, net" in the Consolidated Statements of Operations.
(2) Since we do not apply hedge accounting, our net interest margin in this table does not reflect the benefit / cost of our interest rate swaps. See "Non-GAAP Financial Measures" for net investment income table that includes the benefit / cost from our interest rate swaps.

Interest Income

For the three months ended September 30, 2022, and September 30, 2021, we earned interest income on our investments of approximately $41.4 million and $40.1 million, respectively. The increase of approximately $1.3 million was mainly due to an increase in interest rates and principal payments and payoffs residential and commercial investments, including partial and full payoffs on two commercial loans.
Interest Expense

Interest expense increased from $33.0 million for the three months ended September 30, 2021 to $35.7 million for the three months ended September 30, 2022. The increase in interest expense was primarily attributable to increased borrowing costs on our repurchase facilities due to increasing market interest rates.

Other income (loss), net

Realized gain (loss), net

Realized gain (loss) represents the net gain (loss) on sales or settlements from our investment portfolio and debt. The following table presents the realized gains (losses) of our investments and debt for each of the three months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

	For the three months ended September 30, 2022				For the three months ended September 30, 2021
	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)
Residential whole loans	$11,736	$43	$(76)	$(33)	$—	$—	$—	$—
Residential bridge loans(1)	—	—	—	—	—	19	(37)	(18)
Loans transferred to REO(1)	—	—	—	—	68	15	—	15
Disposition of REO	—	—	—	—	738	54	—	54
Convertible senior unsecured notes(2)	(1,000)	—	(2)	(2)	(122,330)	165	(1,742)	(1,577)
Total	$10,736	$43	$(78)	$(35)	$(121,524)	$253	$(1,779)	$(1,526)

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

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended September 30, 2022	Three months ended September 30, 2021
Agency RMBS	$(8)	$(3)
Non-Agency CMBS	(628)	(2,980)
Non-Agency RMBS	(2,506)	2,241
Residential whole loans	(45,327)	(2,394)
Residential bridge loans	25	175
Commercial loans	(17,729)	(5,494)
Securitized commercial loans	(78,046)	(9,616)
Other securities	(2,409)	930
Securitized debt	103,046	11,138
Total	$(43,582)	$(6,003)

Gain (loss) on derivatives, net

    As of September 30, 2022, we had interest rate swaps with a notional amount of $152.0 million and no forward starting swaps. Our hedging strategy is designed to mitigate our exposure to interest rate volatility.

The following table presents the components of gain (loss) on derivatives for the three months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended September 30, 2022
Interest rate swaps	$(3,371)	$3,423	$—	$4,790	$298	$5,140
Interest rate swaptions	$(161)	$—	$—	$—	$—	$(161)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(5)	(54)	16	(43)
Credit default swaps	(273)	—	—	283	—	10
TBAs	1,319	—	—	(1,383)	—	(64)
Total	$(2,486)	$3,423	$(5)	$3,636	$314	$4,882

Three months ended September 30, 2021
Interest rate swaps	$—	$485	$—	$(71)	$96	$510
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(59)	(90)	82	(67)
Credit default swaps	16	—	—	56	—	72
Total	$16	$485	$(59)	$(105)	$178	$515

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended September 30, 2022 and September 30, 2021, "Other, net" was a loss of $61 thousand and income of $277 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives, and miscellaneous fees and expenses on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $850 thousand and $1.5 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The decline in management fees was a result of our Manager voluntarily waiving 25% of its management fee solely for the duration of calendar year 2022 in order to support our earnings potential and our transition to a residential focused investment portfolio. Future waivers, if any, will be at the Manager's discretion.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $343 thousand and $352 thousand for the three months ended September 30, 2022, and September 30, 2021, respectively. Other operating costs comprise bank fees, trustee fees, and asset management/loan servicing fees for loans acquired serving released. Formerly, transaction and financing costs were included in this expense category.

Transaction costs

We incurred transaction costs of $2.6 million and $954 thousand for the three months ended September 30, 2022 and September 30, 2021, respectively. The increase in transaction costs is primarily associated with the Arroyo Trust 2022-2 securitization that was completed in July 2022. Transaction costs incurred for the three months ended September 30, 2021 were associated with the foreclosure of one of our commercial loans.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $2.8 million and $2.3 million for the three months ended September 30, 2022, and September 30, 2021, respectively. The increased expense was primarily driven by an increase in professional fees resulting from accounting related consulting fees incurred during the third quarter to address recent turnover.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021.

General
Due to the evolving COVID-19 pandemic, our results of operations for the nine months ended September 30, 2022 and September 30, 2021 may not be comparable. During the first three quarters of 2022, we continued to make progress towards strengthening our balance sheet, improving liquidity, and the transition of our portfolio to residential investments.
During the nine months ended September 30, 2022, we acquired $405.3 million of residential whole loans, sold $42.3 million of investments, including Non-Agency RMBS and CMBS, sold $11.7 million in residential whole loans, realized a gain on the sale of a REO hotel of $12.2 million, and repurchased $1.0 million aggregate principal amount of our existing 2022 Notes at par. We also reduced the fair value of CRE 3, a commercial junior mezzanine loan by $18.1 million, as a senior lender consummated a foreclosure on the equity interest in the property. See Note 6 for further discussion. Also, due to spread widening, we experienced a significant decline in the fair value of our residential whole loan investments. This decline in fair value of $125.5 million, coupled with transaction costs incurred in the securitizations of Arroyo 2022-1 and Arroyo 2022-2 of

$5.6 million were key contributors to the generation of a net loss of $88.3 million, or $14.63 per basic and diluted weighted common share for the nine months ended September 30, 2022.
In contrast, for the nine months ended September 30, 2021, the key driver of a net loss of $36.4 million, or $6.00 per basic and diluted weighted common share, was declines in fair values of our non-performing commercial mezzanine loan and of our Non-Agency CMBS holdings of $48.6 million and $16.3 million, respectively. These were offset by unrealized gains from other investments.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the nine months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

Nine Months Ended September 30, 2022	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$59	$9	20.39%
Non-Agency CMBS	142,362	7,436	6.98%
Non-Agency RMBS	43,815	1,663	5.07%
Residential whole loans	1,165,929	34,712	3.98%
Residential bridge loans	5,688	64	1.50%
Commercial loans	192,079	4,046	2.82%
Securitized commercial loans	1,274,894	65,957	6.92%
Other securities	45,340	2,738	8.07%
Total investments	$2,870,166	$116,625	5.43%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$402,870	$8,288	2.75%
Convertible senior unsecured notes, net	113,670	7,499	8.82%
Securitized debt	2,129,146	84,621	5.31%
Total borrowings	$2,645,686	$100,408	5.07%

Net interest income and net interest margin(2)		$16,217	0.76%

Nine Months Ended September 30, 2021	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$89	$12	18.03%
Non-Agency CMBS	202,937	13,401	8.83%
Non-Agency RMBS	29,270	1,058	4.83%
Residential whole loans	883,711	25,724	3.89%
Residential bridge loans	11,383	806	9.47%
Commercial loans	297,593	11,263	5.06%
Securitized commercial loan	1,487,050	72,586	6.53%
Other securities	49,355	2,503	6.78%
Total investments	$2,961,388	$127,353	5.75%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$364,009	$9,755	3.58%
Convertible senior unsecured notes, net	159,862	10,056	8.41%
Securitized debt	2,170,148	84,541	5.21%
Total borrowings	$2,694,019	$104,352	5.18%

Net interest income and net interest margin(2)		$23,001	1.04%

(1) Average cost of funds does not include the interest expense related to our derivatives. In accordance with GAAP, such costs are included in "Gain on derivative instruments, net" in the Consolidated Statements of Operations.
(2) Since we do not apply hedge accounting, our net interest margin in this table does not reflect the benefit / cost of our interest rate swaps. See "Non-GAAP Financial Measures" for net investment income table that includes the benefit / cost from our interest rate swaps.

Interest Income

For the nine months ended September 30, 2022, and September 30, 2021, we earned interest income on our investments of approximately $116.6 million and $127.4 million, respectively. The decrease of approximately $10.7 million was mainly due to a smaller investment portfolio from principal payments and payoffs of commercial and residential investments. The decrease was partially offset by acquisitions of residential investments during the nine months ended September 30, 2022.
Interest Expense

Interest expense decreased from $104.4 million for the nine months ended September 30, 2021 to $100.4 million for the nine months ended September 30, 2022. The decrease in interest expense was primarily a result of a smaller investment portfolio, offset by increased borrowing costs on our repurchase facilities due to increasing market interest rates.

Other income (loss), net

Realized gain (loss), net

Realized gain (loss) represents the net gain (loss) on sales or settlements from our investment portfolio and debt. The following table presents the realized gains (losses) of our investments and debt for each of the nine months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

	For the nine months ended September 30, 2022				For the nine months ended September 30, 2021
	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$10,152	$—	$(43,934)	$(43,934)	$—	$—	$(5,929)	$(5,929)
Non-Agency RMBS	27,729	255	(1,425)	(1,170)	—	—	—	—
Other securities	4,406	—	(478)	(478)	—	—	—	—
Residential Whole-Loans	11,736	43	(76)	(33)	—	—	—	—
Residential Bridge Loans(1)	—	—	—	—	—	19	(153)	(134)
Loans transferred to REO(2)	—	—	—	—	752	15	(36)	(21)
Disposition of REO(3)	54,681	12,198	—	12,198	738	54	—	54
Convertible senior unsecured notes(4)	(11,689)	—	(134)	(134)	(128,645)	405	(1,742)	(1,337)
Total	$97,015	$12,496	$(46,047)	$(33,551)	$(127,155)	$493	$(7,860)	$(7,367)

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

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Agency RMBS	$(59)	$16
Non-Agency CMBS	42,869	(16,254)
Non-Agency RMBS	(8,420)	3,710
Residential whole loans	(125,482)	13,667
Residential bridge loans	(58)	639
Commercial loans	(19,876)	(48,630)
Securitized commercial loans	(203,828)	107,423
Other securities	(8,677)	4,553
Securitized debt	257,231	(104,395)
Total	$(66,300)	$(39,271)

Gain (loss) on derivatives, net

    As of September 30, 2022, we had interest rate swaps with a notional amount of $152.0 million, and no forward starting swaps. Our hedging strategy is designed to mitigate our exposure to interest rate volatility.

The following table presents the components of gain (loss) on derivatives for the nine months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Nine months ended September 30, 2022
Interest rate swaps	$(3,371)	$14,744	$—	$3,670	$(255)	$14,788
Interest rate swaptions	(161)	—	—	—	—	(161)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(120)	(270)	160	(230)
Credit default swaps	(242)	—	—	393	—	151
TBAs	2,051	—	—	—	—	2,051
Total	$(1,723)	$14,744	$(120)	$3,793	$(95)	$16,599

Nine months ended September 30, 2021
Interest rate swaps	$—	$520	$—	$(25)	$172	$667
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(232)	(124)	305	(51)
Credit default swaps	48	—	—	52	—	100
Total	$48	$520	$(232)	$(97)	$477	$716

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the nine months ended September 30, 2022 and September 30, 2021, "Other, net" was a loss of $252 thousand and income of $449 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives, and miscellaneous fees and expenses on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $3.0 million and $4.5 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The decline in management fees was a result of our Manager voluntarily waiving 25% of its management fee solely for the duration of calendar year 2022 in order to support our earnings potential and our transition to a residential focused investment portfolio. Future waivers, if any, will be at the Manager's discretion.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $901 thousand and $1.2 million for the nine months ended September 30, 2022, and September 30, 2021, respectively. Other operating costs comprise bank fees, trustee fees and asset management/loan servicing fees for loans acquired serving released. Formerly, transaction and financing costs were included in this expense category.

Transaction costs

We incurred transaction costs of $5.6 million and $954 thousand for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase in transaction costs was primarily associated with the securitizations of Arroyo Trust 2022-1 in February 2022 and of Arroyo Trust 2022-2 in July 2022. Transaction costs incurred for the three months ended September 30, 2021 were associated with the foreclosure of one of our commercial loans.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $7.6 million and $7.6 million for the nine months ended September 30, 2022, and September 30, 2021, respectively. There was no change between comparable periods.

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

The table below reconciles Net Loss to Distributable Earnings for the three and nine months ended September 30, 2022 and September 30, 2021:

(dollars in thousands)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net loss attributable to common stockholders and participating securities	$(40,010)	$(4,213)	$(88,250)	$(36,423)
Income tax provision (benefit)	266	(218)	276	(19)
Net loss before income taxes	(39,744)	(4,431)	(87,974)	(36,442)

Adjustments:
Investments:
Net unrealized loss on investments and securitized debt	43,582	6,003	66,300	39,271
Net realized (gain) loss on investments	33	(51)	36,902	6,030
Realized loss on foreign currency transactions	1	—	1	—
One-time transaction costs	2,632	681	5,708	781

Derivative Instruments:
Net realized gain on derivatives	(929)	(485)	(12,982)	(520)
Net unrealized (gain) loss on derivatives	(3,636)	105	(3,793)	97

Other:
Realized loss on extinguishment of convertible senior unsecured notes	2	1,577	134	1,337
Amortization of discount on convertible senior unsecured notes	209	228	648	712
Other non-cash adjustments	—	—	—	977
Non-cash stock-based compensation expense	100	165	335	453
Total adjustments	41,994	8,223	93,253	49,138
Distributable Earnings	$2,250	$3,792	$5,279	$12,696

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

(dollars in thousands)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net interest income	$5,699	$7,163	$16,217	$23,001
Interest income from IOs and IIOs accounted for as derivatives	11	23	40	73
Net interest income (expense) from interest rate swaps	298	96	(255)	172
Adjusted net interest income	6,008	7,282	16,002	23,246
Total expenses	(6,645)	(5,128)	(17,069)	(14,237)
Other non-cash adjustments	—	—	—	977
Non-cash stock-based compensation	100	165	335	453
One-time transaction costs	2,632	681	5,708	781
Amortization of discount on convertible unsecured senior notes	209	228	648	712
Interest income on cash balances and other income (loss), net	(52)	293	(212)	497
Income attributable to non-controlling interest	(2)	271	(133)	267
Distributable Earnings	$2,250	$3,792	$5,279	$12,696

Reconciliation of GAAP Book Value to Non-GAAP Economic Book Value

"Economic book value" is a non-GAAP financial measure of our financial position on an unconsolidated basis. We own certain securities that represent a controlling variable interest, which under GAAP requires consolidation; however, our economic exposure to these variable interests is limited to the fair value of the individual investments. Economic book value is calculated by taking the GAAP book value and 1) adding the fair value of the retained interest or acquired security of the VIEs held by us and 2) removing the asset and liabilities associated with each of consolidated trusts (CSMC USA, Arroyo 2019-2, Arroyo 2020-1, Arroyo 2022-1, and Arroyo 2022-2). Management believes that Economic book value provides investors with a useful supplemental measure to evaluate our financial position as it reflects the actual financial interest of these investments irrespective of the variable interest consolidation model applied for GAAP reporting purposes. Economic book value does not represent and should not be considered as a substitute for Stockholders' Equity, as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The table below is a reconciliation of the GAAP Book Value to Non-GAAP Economic Book Value (dollars in thousands - except per share data):

	$ Amount	Per Share
GAAP Book Value at September 30, 2022	$97,948	$16.22

Adjustments to deconsolidate VIEs and reflect the Company's interest in the securities owned
Deconsolidation of VIEs assets	(2,281,396)	(377.84)
Deconsolidation of VIEs liabilities	2,168,088	359.07
Interest in securities of VIEs owned, at fair value	131,618	21.80
Economic Book Value at September 30, 2022	$116,258	$19.25

Adjusted Net Investment Income and Net Interest Margin

Adjusted net investment income is a non-GAAP financial measure that is an adjustment to net income which excludes the net interest income for third-party consolidated VIEs, and includes premium amortization for interest rate swaps included in gain/loss on derivative instruments. Adjusted net investment income is used as an input when calculating net interest margin in the below tables and gives investors another view of portfolio performance. Adjusted net investment income may not be comparable to similar measures presented by other companies, as it is a non-GAAP financial measure that is not based on a comprehensive set of accounting rules or principles and therefore may be defined differently by other companies. Adjusted net investment income should be considered in addition to, not as a substitute for, or superior to, financial measures determined in accordance with GAAP.

Net interest margin is a non-GAAP financial measure calculated by dividing annualized adjusted net investment income for the period by adjusted total investments for the period. Net interest margin provides investors visibility into the Company’s profitability of interest income versus interest expense after excluding consolidating VIEs and adding the net effect of our interest rate swaps and derivatives. However, since net interest margin is an adjusted measure derived from net investment income (non-GAAP), and differs from net income (loss) as computed in accordance with GAAP, which may not be comparable to similar measures provided by other companies, it should be considered as supplementary to, and not as a substitute for, net income margin computed by net income (loss) in accordance with GAAP.

The following tables set forth certain information regarding our non-GAAP adjusted net investment income and net interest margin which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and excludes the interest expense for third-party consolidated VIEs for the three and nine months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

Three Months Ended September 30, 2022	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$902	$13	5.72%
Non-Agency CMBS	109,898	2,336	8.43%
Non-Agency RMBS	36,075	472	5.19%
Residential whole loans	1,248,772	13,884	4.41%
Residential bridge loans	5,585	28	1.99%
Commercial loans	191,929	1,540	3.18%
Securitized commercial loans	1,288,238	22,099	6.81%
Other securities	42,768	1,045	9.69%
Total investments	2,924,167	41,417	5.62%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,288,238)	(22,099)	6.81%
Investments in consolidated VIEs eliminated in consolidation	14,079	220	6.20%
Adjusted total investments	$1,650,008	$19,538	4.70%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$265,444	$2,187	3.27%
Convertible senior unsecured notes, net	109,329	2,402	8.72%
Securitized debt	2,348,073	31,118	5.26%
Interest rate swaps	n/a	(298)	(0.04)%
Total borrowings	2,722,846	35,409	5.16%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,270,756)	(21,132)	6.60%
Adjusted total borrowings	$1,452,090	$14,277	3.90%

Adjusted net investment income and net interest margin		$5,261	1.26%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CSMC USA.

Three Months Ended September 30, 2021	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,160	$27	9.23%
Non-Agency CMBS	200,824	4,290	8.48%
Non-Agency RMBS	28,528	369	5.13%
Residential whole loans	831,634	8,147	3.89%
Residential bridge loans	8,714	89	4.05%
Commercial loans	243,534	2,847	4.64%
Securitized commercial loan	1,407,129	23,622	6.66%
Other securities	48,364	773	6.34%
Total investments	2,769,887	40,164	5.75%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,407,129)	(23,622)	6.66%
Investments in consolidated VIEs eliminated in consolidation	51,278	1,038	8.03%
Adjusted total investments	$1,414,036	$17,580	4.93%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$391,559	$3,037	3.08%
Convertible senior unsecured notes, net	145,356	3,099	8.46%
Securitized debt	1,995,098	26,842	5.34%
Interest rate swaps	n/a	(96)	(0.02)%
Total borrowings	2,532,013	32,882	5.15%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,361,048)	(21,745)	6.34%
Adjusted total borrowings	$1,170,965	$11,137	3.77%

Adjusted net investment income and net interest margin		$6,443	1.81%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from RETL Trust and CSMC USA.

Nine Months Ended September 30, 2022	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,023	$49	6.40%
Non-Agency CMBS	142,362	7,436	6.98%
Non-Agency RMBS	43,815	1,663	5.07%
Residential whole loans	1,165,929	34,712	3.98%
Residential bridge loans	5,688	64	1.50%
Commercial loans	192,079	4,046	2.82%
Securitized commercial loans	1,274,894	65,957	6.92%
Other securities	45,340	2,738	8.07%
Total investments	2,871,130	116,665	5.43%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,274,894)	(65,957)	6.92%
Investments in consolidated VIEs eliminated in consolidation	13,966	659	6.31%
Adjusted total investments	$1,610,202	$51,367	4.27%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$402,870	$8,288	2.75%
Convertible senior unsecured notes, net	113,670	7,499	8.82%
Securitized debt	2,129,146	84,621	5.31%
Interest rate swaps	n/a	255	0.01%
Total borrowings	2,645,686	100,663	5.09%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,264,942)	(62,940)	6.65%
Adjusted total borrowings	$1,380,744	$37,723	3.65%

Adjusted net investment income and net interest margin		$13,644	1.13%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CSMC USA.

Nine Months Ended September 30, 2021	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,353	$85	8.40%
Non-Agency CMBS	202,937	13,401	8.83%
Non-Agency RMBS	29,270	1,058	4.83%
Residential whole loans	883,711	25,724	3.89%
Residential bridge loans	11,383	806	9.47%
Commercial loans	297,593	11,263	5.06%
Securitized commercial loans	1,487,050	72,586	6.53%
Other securities	49,355	2,503	6.78%
Total investments	2,962,652	127,426	5.75%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,487,050)	(72,586)	6.53%
Investments in consolidated VIEs eliminated in consolidation	56,396	3,432	8.14%
Adjusted total investments	$1,531,998	$58,272	5.09%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$364,009	$9,755	3.58%
Convertible senior unsecured notes, net	159,862	10,056	8.41%
Securitized debt	2,170,148	84,541	5.21%
Interest rate swaps	n/a	(172)	(0.01)%
Total borrowings	2,694,019	104,180	5.17%
Adjustments:
Securitized debt from consolidated VIEs(3)	(1,434,559)	(67,057)	6.25%
Adjusted total borrowings	$1,259,460	$37,123	3.94%

Adjusted net investment income and net interest margin		$21,149	1.85%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from RETL Trust and CSMC USA.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and nine months ended September 30, 2022 and September 30, 2021:

(dollars in thousands)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Coupon interest income:
Agency RMBS	$—	$11	$13	$38
Non-Agency CMBS	1,949	2,621	7,050	7,171
Non-Agency RMBS	446	609	1,804	1,762
Residential whole loans	14,829	10,268	39,972	32,993
Residential bridge loans	28	108	64	827
Commercial loans	1,540	2,820	4,046	11,118
Securitized commercial loans	15,510	17,533	46,023	54,137
Other securities	860	1,043	2,515	3,717
Subtotal coupon interest	35,162	35,013	101,487	111,763
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	2	(7)	(4)	(26)
Non-Agency CMBS	387	1,669	386	6,230
Non-Agency RMBS	26	(240)	(141)	(704)
Residential whole loans	(945)	(2,121)	(5,260)	(7,269)
Residential bridge loans	—	(19)	—	(21)
Commercial loans	—	27	—	145
Securitized commercial loans	6,589	6,089	19,934	18,449
Other securities	185	(270)	223	(1,214)
Subtotal accretion and amortization	6,244	5,128	15,138	15,590
Interest income	$41,406	$40,141	$116,625	$127,353
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$16	$82	$160	$305
Amortization of basis	(5)	(59)	(120)	(232)
Subtotal	11	23	40	73
Total adjusted interest income	$41,417	$40,164	$116,665	$127,426

(1)Reported in "Gain on derivative instruments, net" in our Consolidated Statements of Operations.

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three months ended September 30, 2022		Three months ended September 30, 2021		Nine months ended September 30, 2022		Nine months ended September 30, 2021
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$35,707	5.20%	$32,978	5.17%	$100,408	5.07%	$104,352	5.18%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(21,132)	(6.60)%	(21,745)	(6.34)%	(62,940)	(6.65)%	(67,057)	(6.25)%
Net interest paid - interest rate swaps	(298)	(0.04)%	(96)	(0.02)%	255	0.01%	(172)	(0.01)%
Effective Cost of Funds	$14,277	3.90%	$11,137	3.77%	$37,723	3.65%	$37,123	3.94%
Weighted average borrowings	$1,452,090		$1,170,965		$1,380,744		$1,259,460

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders, and other general business needs.  To maintain our REIT qualifications under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income, excluding capital gains and, such distributions requirements limit our ability to retain earnings and increase capital for operations. Our principal sources of funds generally consist of borrowings under repurchase agreements, Residential Whole Loan securitizations, payments of principal and interest we receive on our investment portfolio, cash generated from investment sales, and to the extent such transactions are entered into, proceeds from capital market and unsecured convertible note transactions.

We currently believe we have sufficient liquidity and capital resources available, for at least the next 12 months, to fund our operations, meet our financial obligations, purchase our target assets, and make dividend payments to maintain our REIT qualifications. As of September 30, 2022, we had $55.4 million in cash and cash equivalents. Also our other sources of liquidity were unencumbered investments, and unused borrowing capacity in certain borrowing facilities since the amount borrowed is less than the maximum advance rate.
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Generated from Operations

For the nine months ended September 30, 2022, net cash provided by operating activities was approximately $13.1 million. This was primarily attributable to margin settlements of interest rate swaps, the net interest income on our investments, realized gain on the sale of an REO hotel, less operating expenses, and general and administrative expenses. For the nine months ended September 30, 2021, net cash provided by operating activities was approximately $1.3 million. This was primarily attributable to net interest income on our investments, less operating expenses, and general and administrative expenses.

Cash Provided by and Used in Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was approximately $100.2 million. This was primarily attributable to purchases of Non-Agency RMBS and residential whole loans during the period, which was partially offset by receipts of principal payments and payoffs on our investments and the sale of an REO hotel. For the nine months ended September 30, 2021, net cash provided by investing activities was approximately $560.6 million. This was primarily attributable to receipts of principal payments and payoffs on our investments.

Cash Provided by and Used in Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was approximately $102.3 million. This was attributable to the net cash proceeds from the Arroyo Trust 2022-1 and Arroyo Trust 2022-2 securitizations, which was partially offset by a net decrease in repurchase agreement borrowings, paydowns in our securitized debt, and extinguishment of convertible senior unsecured notes. For the nine months ended September 30, 2021, net cash used in financing activities was approximately $605.5 million. This was attributable to repayment of securitized debt and distribution of escrows related to consolidated VIEs.
Repurchase Agreements
As of September 30, 2022, we had borrowings under five of our master repurchase agreements of approximately $218.9 million. The following tables present our repurchase agreement borrowings by type of collateral pledged, as of September 30, 2022 and September 30, 2021, and the respective effective cost of funds (Non-GAAP financial measure) for the three and nine months ended September 30, 2022 and September 30, 2021, respectively (dollars in thousands).  See “Non-GAAP Financial Measures” for more information:

	September 30, 2022			Three months ended September 30, 2022		Nine months ended September 30, 2022
Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$317	$233	3.15%	2.47%	2.47%	1.60%	1.60%	25.00%
Non-Agency CMBS, at fair value(2)	55,155	90,107	2.28%	2.31%	2.31%	2.07%	2.07%	40.00%
Non-Agency RMBS, at fair value	76,171	122,401	5.05%	3.89%	3.89%	3.04%	3.04%	41.26%
Residential whole loans, at fair value(3)	4,827	7,214	5.16%	2.40%	2.40%	2.73%	2.73%	48.34%
Residential bridge loans, at fair value(3)	2,895	5,120	5.60%	4.72%	4.72%	3.53%	3.53%	25.00%
Commercial loans, at fair value(3)	53,662	81,326	4.72%	4.27%	4.27%	3.34%	3.34%	31.57%
Other securities, at fair value	25,914	38,310	2.54%	2.57%	2.57%	2.27%	2.27%	36.90%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.45)%	n/a	0.08%	n/a
Total	$218,941	$344,711	3.98%	3.27%	2.82%	2.75%	2.84%	38.70%

(1)The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps of approximately $298 thousand received and $255 thousand paid for the three and nine months ended September 30, 2022. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See “Non-GAAP Financial Measures.”
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(3)Repurchase agreement borrowings collateralized by whole loans, bridge loans, and commercial loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

	September 30, 2021			Three months ended September 30, 2021		Nine months ended September 30, 2021
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged(3)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$1,048	$1,342	1.05%	1.06%	1.06%	1.19%	1.19%	25.00%
Non-Agency CMBS, at fair value(1)	78,666	136,968	2.07%	2.12%	2.12%	3.33%	3.33%	38.03%
Non-Agency RMBS, at fair value	15,632	28,003	2.12%	2.18%	2.18%	3.55%	3.55%	35.00%
Residential whole loans, at fair value(2)	277,780	328,811	2.95%	4.10%	4.10%	5.70%	5.70%	18.71%
Residential bridge loans(2)	5,817	5,960	2.60%	2.66%	2.66%	2.71%	2.71%	20.00%
Commercial loans, at fair value(2)	74,272	101,271	2.40%	2.93%	2.93%	2.63%	2.63%	31.14%
Membership interest(3)	—	—	—%	3.08%	3.08%	3.02%	3.02%	—%
Other securities, at fair value	30,093	52,093	2.24%	2.30%	2.30%	3.20%	3.20%	37.15%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.10)%	n/a	(0.06)%	n/a
Total	$483,308	$654,448	2.64%	3.08%	2.98%	3.58%	3.52%	25.47%

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings collateralized by whole loans, bridge loans, and commercial loan owned through trust certificates. The trust certificates are eliminated upon consolidation.
(3)The pledged amount relates to our non-controlling membership interest in our wholly-owned subsidiary, WMC RETL LLC, which was financed under a repurchase agreement. The membership interest is eliminated in consolidation.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2022 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$218,941	$—	$—	$—	$218,941
Contractual interest on repurchase agreements	3,570	—	—	—	3,570
Convertible senior unsecured notes	26,049	86,250	—	—	112,299
Contractual interest on convertible senior unsecured notes	6,701	5,822	—	—	12,523
Securitized debt(2)	—	1,370,691	—	1,067,676	2,438,367
Contractual interest on securitized debt	94,702	189,404	77,146	1,071,579	1,432,831
Total	$349,963	$1,652,167	$77,146	$2,139,255	$4,218,531

(1)The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
(2)The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $2.6 billion. Assumes entire outstanding principal balance at September 30, 2022 is paid at maturity.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency CMBS and Agency RMBS, we are exposed to the risk of potential credit losses from general credit spread widening related to Non-Agency RMBS, Non-Agency CMBS, residential whole loans, residential bridge loans, commercial loans, and other portfolio investments in addition to unexpected increase in borrower defaults on these investments. Investment decisions are made following a bottom-up credit analysis and specific relevant risk assumptions. As part of the risk management process, our Manager uses detailed proprietary models, applicable to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure/default frequency, cost and timing. If our Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement our existing asset portfolio, the investment will undergo a more thorough analysis.

As of September 30, 2022, four of the counterparties with which we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity. Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

Interest Rate Cap Risk

To the extent we invest in adjustable-rate RMBS and whole loans, such instruments may be subject to interest rate caps, which potentially could cause such instruments to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue is magnified to the extent we acquire ARM and hybrid ARM assets that are not based on mortgages which are fully indexed. In addition, ARM and hybrid ARM assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding or a portion of the incremental interest rate increase being deferred. To the extent we invest in such ARM and/or hybrid ARM assets, we could potentially receive less cash income on such assets than we would need to pay the interest cost on our related borrowings. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under “Interest Rate Risk.”

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at September 30, 2022, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(43.43)%	(1.14)%
+0.50%	(21.74)%	(0.58)%
-0.50%	21.80%	0.59%
-1.00%	43.71%	1.20%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2022. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  During the three months ended September 30, 2022, the Company was not involved in any material legal proceedings.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021; (iii) the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2022 and 2021; (iv) the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2022 and 2021; and (v) the Notes to Consolidated Financial Statements.

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

November 9, 2022

By:	/s/ ROBERT W. LEHMAN

Robert W. Lehman
Chief Financial Officer

November 9, 2022