Form 10-K
period 2022-12-31
Western Asset Mortgage Capital Corp
filed 2023-03-13
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
385 East Colorado Boulevard,
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
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
    Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $72,311,113 based on the closing sales price on the New York Stock Exchange on June 30, 2022.
On March 10, 2023, the registrant had a total of 6,038,012 shares of common stock outstanding.

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

These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the market for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; changes in interest rates and the market value of the Company’s target assets; credit risks; servicing-related risks, including those associated with foreclosure and liquidation; the state of the U.S. and to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including under the Company’s repurchase agreements, a form of secured financing, and securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on CMBS and Commercial Loans; the loss severity on Non-Agency MBS; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, Residential and Commercial Whole Loans, Residential and Commercial Bridge Loans and other mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s understanding of its competition; outcome and impact of the strategic alternatives review process as announced in August 2022; the uncertainty and economic impact of pandemics, epidemics, or other public health emergencies, such as the ongoing effects of the COVID-19 pandemic; and the Manager's expectations regarding the ongoing COVID-19 recovery.
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
Our Manager
We are externally managed and advised by our Manager, an SEC-registered investment advisor and a wholly-owned subsidiary of Franklin Resources, Inc. (“Franklin”), headquartered in Pasadena, California, that specializes in fixed-income asset management. From offices in Pasadena, London, Melbourne, New York, São Paulo, Singapore, Tokyo, and Zurich, our Manager's 746 employees provide investment services for a wide variety of global clients, including mutual funds, corporate, public, insurance, health care, union organizations and charitable foundations. In addition, two of our directors, James W. Hirschmann III and Bonnie M. Wongtrakool, are also employees of our Manager. Our Manager is responsible for, among other duties: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management.
Our Competitive Advantages
Our competitive advantages in the marketplace stems from our relationship with our Manager. As of December 31, 2022, our Manager had approximately $395 billion in assets under management. Our Manager's scale makes it an important trading partner for many of the largest broker-dealers and banks, which provides our investment team the ability to source real estate related opportunities directly from originators as well as access attractive financing.
Our Investment Strategy

Our Manager’s investment philosophy, which developed from a singular focus in fixed-income asset management over a variety of credit cycles and conditions, is to provide clients with a long-term value-oriented portfolio. We benefit from the breadth and depth of our Manager’s overall investment philosophy, which focuses on a macroeconomic analysis as well as an in-depth analysis of individual assets and their relative value. In making investment decisions on our behalf, our Manager seeks to identify assets across the broad mortgage universe with attractive risk adjusted returns, which incorporates its view on the outlook for the mortgage markets, including; relative valuation, supply and demand trends, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, residential real estate prices, delinquencies, default rates, recovery of various segments of the economy and vintage of collateral, subject to maintaining our REIT qualification and our exemption from registration under the 1940 Act.

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

Our Target Assets

      Residential Whole Loans — Residential Whole Loans are mortgages secured by single family residences held directly by us or through consolidated trusts with us holding the beneficial interest in the trusts. Our Residential Whole Loans are mainly adjustable rate mortgages that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualified mortgages” ("Non-QM mortgages"). Our Manager’s review, relating to Non-QM mortgages, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability to Repay requirements. As discussed in Note 7, "Financings" to the consolidated financial statements contained in this Annual Report on Form 10-K, we have and may continue to securitize whole loan interests, selling more senior interests in the pool of loans and retaining residual portions. The characteristics of our Residential Whole Loans may vary going forward.

Non-Agency RMBS — RMBS that are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by a U.S. Government agency or U.S. Government-sponsored entity due to certain factors, including mortgage balances in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and/or level of documentation, and therefore are not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. The mortgage loan collateral may be classified as subprime, Alternative-A, or prime depending on the borrower’s credit rating and the underlying level of documentation. Non-Agency RMBS collateral may also include re-performing loans, which are conventional mortgage loans that were current at the time of the securitization, but had been delinquent in the past. Non-Agency RMBS may be secured by fixed-rate mortgages, adjustable-rate mortgages, or hybrid adjustable-rate mortgages.

Agency RMBS — Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), or a U.S. Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). The Agency RMBS we acquire can be secured by fixed-rate mortgages, adjustable-rate mortgages, or hybrid adjustable-rate mortgages. Fixed-rate mortgages have interest rates that are fixed for the term of the loan and do not adjust. The interest rates on adjustable-rate mortgages generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid adjustable-rate mortgages have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. Adjustable-rate mortgages and hybrid adjustable-rate mortgages generally have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date. These investments can be in the form of pools, TBA, and CMO (including interest only, principal only or other structures).

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

Our investment portfolio composition at December 31, 2022:

Non-Agency CMBS: 3.6%
Non-Agency RMBS: 1.0%
Other Investments : 1.1%
Securitized Commercial Loans: 45.1%
Residential Whole-Loans: 45.4%
Commercial Loans: 3.7%
Residential Bridge Loans: 0.1%

Our Financing Strategy

During 2020, the uncertainties created by the COVID-19 pandemic made it challenging to obtain financing arrangements on favorable terms. In the latter part of 2020 and the beginning of 2021, terms for financing arrangements began to improve significantly. As a result, we diversified our financing sources to provide an alternative to short-term repurchase agreements with daily margin requirements. We expect to continue to seek financing arrangements without daily margin requirements or with margin requirements that apply only after a significant reduction in the valuation of the assets financed, including but not limited to repurchase agreements, term financing, securitization and convertible senior unsecured notes, as the market permits. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by our Manager, taking into account a variety of factors such as general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the creditworthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. We expect to maintain a debt-to-equity ratio of two to four and a half times the amount of our stockholders’ equity, depending on our investment composition. We seek to enhance equity returns by effectively utilizing leverage and seeking to limit our exposure to interest rate volatility and daily margin calls. The following table presents our debt-to-equity ratio on December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Total debt(1)	$276,639	$736,357
Total equity	$94,804	$193,109
Debt-to-equity ratio	2.9	3.8
(1) Total debt excludes the securitized debt which is non-recourse to us.

Our Hedging and Risk Management Strategy

Our overall portfolio strategy is designed to generate attractive returns to our investors through various economic cycles. In connection with our risk management activities, we may enter into a variety of derivative and non-derivative instruments. When purchased, our primary objective for acquiring these derivatives and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative instruments are designed to mitigate the effects of market risk and cash flow volatility associated with interest rate risk, including prepayment risk. As part of our hedging strategy, we may enter into interest rate swaps, including forward starting swaps, interest rate swaptions, U.S. Treasury options, future contracts, TBAs, credit default swaps, forwards, and other similar instruments. There can be no assurance that appropriate hedging strategies will be available or that if implemented they will be successful.

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
Employees and Human Capital
The Company's Chief Financial Officer is our only employee. We are externally managed pursuant to the management agreement between us and the Manager dated May 9, 2012. Our remaining officers and two of our directors, James W. Hirschmann III and Bonnie M. Wongtrakool, are employees of our Manager. We benefit from our Manager's global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets. Our Manager strives to create a diverse and inclusive workforce in operating its business. By supporting, recognizing, and investing in the employees, our Manager believes that it is able to attract and retain the highest quality talent.

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
•Changes to, and the replacement of LIBOR, may adversely affect interest expense related to our loans and interest income with respect to our investments.

Risks related to our investing strategy

•Our investments in Non-Agency MBS, Residential Whole Loans, and Commercial Loans involve credit risks, which could materially adversely affect our results of operations.
•A lack of liquidity in our investments may adversely affect our business.
•Our investments in Residential Whole Loans and Commercial Loans subject us to servicing-related risks, including those associated with foreclosure and liquidation.
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
•Our investments are recorded at fair value, and quoted prices, or observable inputs may not be available to determine such value, resulting in the use of significant unobservable inputs to determine value.
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
•We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

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
    In 2020, the FASB issued ASU 2020-04, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. At the time that ASU 2020-04 was issued, the UK Financial Conduct Authority (“FCA”) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, a sunset provision for the optional guidance in Topic 848 was originally set for December 31, 2022, one year after the expected cessation date of all currencies and tenors of LIBOR.

In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which was beyond the current sunset date of Topic 848. Accordingly, during December 2022, the FASB issued ASU 2022-06 to defer the sunset date of ASC Topic 848, Reference Rate Reform, which provides temporary optional relief in accounting for the impact of reference rate reform from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.

As such, with additional time granted to apply the relief in Topic 848 extended through December 31, 2024, Management will monitor legacy LIBOR reference rate contracts outstanding as of December 31, 2022 in the investment portfolio, as either they will terminate prior to the June 30, 2023 LIBOR cessation date currently set by the FCA, or the Company will use the practical expedients per Topic 848 to account for modifications to contracts prospectively within the scope of Topics 310, Receivables, and 470, Debt, as a continuation of the existing contracts, as long as no modifications effecting maturity or other terms are modified. The Company will adjust the effective interest rate of all contracts, hedging relationships, and other transactions that reference LIBOR to revised reference rates and spreads as they occur. The variable- and floating-rate note sectors have primarily transitioned away from LIBOR as the market has already adapted to the secured overnight financing rate (SOFR), as the primary index used by issuers.
We cannot assure you that our internal controls over financial reporting will consistently be effective.
We are responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We cannot ensure you that there will not be any material weaknesses or significant deficiencies in our internal control over financial reporting in the future.
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

The holder of residential mortgages, commercial mortgages, or MBS assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest. Under our investment policy, we have the ability to acquire Non-Agency MBS, Residential Whole Loans, and Commercial Loans. In general, these investments carry greater investment risk than Agency MBS, because the former are not guaranteed principal or interest by the U.S. Government, any federal agency, or any federally chartered corporation. Higher-than-expected rates of default and/or higher-than-expected loss severities on these investments could adversely affect the value of these assets. Accordingly, defaults in the payment of principal and/or interest on our Residential Whole Loans, Commercial Loans, and Non-Agency MBS would likely result in losses of income from, and/or losses in market value relating to these assets, which could materially adversely affect our results of operations.

    In the last few years, our portfolio of Residential Whole Loans and Commercial Loans has increased, and we expect that our investment portfolio in residential real estate related investments will continue to increase during 2023. As a holder of these loans, we are subject to the risk that the related borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest. A number of factors impact a borrower’s ability to repay including, among other things, changes in employment status, changes in interest rates or the availability of credit, and changes in real estate values. In addition to the credit risk associated with these assets, Residential Whole Loans and Commercial Loans are less liquid than certain of our other credit sensitive assets, which may make them more difficult to dispose of if the need or desire arises. If actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying properties decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our portfolio assets and could also affect the pricing of these securities.

    We operate in a highly competitive market for investment opportunities. Currently, our profitability depends, in large part, on our ability to acquire our portfolio assets at attractive prices. In acquiring these assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by our Manager), commercial and investment banks, commercial finance and insurance companies, and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Other REITs have recently raised, or may raise, additional capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our portfolio assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, desirable investments in these assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.
A lack of liquidity in our investments may adversely affect our business.
Many of the assets we acquire are not publicly traded. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, mortgage-related assets generally experience periods of illiquidity, especially during periods of economic stress such as the economic recession in 2008 or the shock caused by the sudden global impact of the COVID-19 pandemic, which resulted in increased delinquencies and defaults with respect to residential and commercial mortgage loans. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
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

    The foreclosure process, especially in judicial foreclosure states such as New York, Florida, and New Jersey, can be lengthy and expensive, and the delays and costs involved in completing a foreclosure, and then subsequently liquidating the REO property through sale, may materially increase any related loss. In addition, at such time as title is taken to a foreclosed property, it may require more extensive rehabilitation than we estimated at acquisition. Thus, a material amount of foreclosed residential mortgage loans, particularly in the states mentioned above, could result in significant losses in our Residential Whole Loan portfolio and could materially adversely affect our results of operations.
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
With respect to CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a "directing certificate holder" or a "controlling class representative," which is appointed by the holders of the most subordinate class of CMBS in such series. We may not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.
Our investments are recorded at fair value, and quoted prices, or observable inputs may not be available to determine such value, resulting in the use of significant unobservable inputs to determine value.
We expect that the values of some of our investments may not be readily determinable. We measure the fair value of these investments on at least a monthly basis. The fair value at which our assets are recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of our Manager, our Company, or our Board of Directors. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our common stock could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.
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
Interest rate mismatches may occur between our RMBS and Whole Loans backed by ARMs and hybrid ARMs, in relation to the debt used to fund the acquisition of these assets, which may cause us to suffer losses.
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
In addition, RMBS and Whole Loans backed by ARMs or hybrid ARMs will typically be subject to lifetime interest rate caps that limit the amount an interest rate can increase through the maturity of the RMBS and Whole Loans. However, our borrowings under repurchase agreements typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation, while caps could limit the interest rates on these types of RMBS and Whole Loans. This problem is magnified for RMBS and Whole Loans backed by ARMs or hybrid ARMs that are not fully indexed. Further, some RMBS and Whole Loans backed by ARMs or hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on these types of RMBS and Whole Loans than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss during periods of rising interest rates.

Prepayment may adversely affect our profitability.
The RMBS assets and Residential Whole Loans we acquire are backed by pools of residential mortgage loans. We receive payments, generally, from the payments that are made on these underlying residential mortgage loans. While commercial mortgages frequently include limitations on the ability of the borrower to prepay, residential mortgages generally do not. When borrowers prepay their residential mortgage loans at rates that are faster than expected, this may adversely affect our profitability.
We may purchase RMBS assets and Residential Whole Loans that have higher interest rates than the then prevailing market interest rates, and in exchange for this higher interest rate, we may pay a premium to par value to acquire the asset. In accordance with accounting rules, we amortize this premium over the expected term of the asset. If the asset is prepaid in whole or in part at a faster than expected rate, we must expense all or a part of the remaining unamortized portion of the premium, which can adversely affect our profitability.
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

    Our performance depends on the economic conditions in markets in which the properties securing the mortgage loans underlying our investments are concentrated. As of December 31, 2022, a substantial portion of our investments had underlying properties in California. Our financial condition, results of operations, the market price of our common stock, and our ability to make distributions to our stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space, or a reduction in demand for real estate in an area, deteriorate in California. Moreover, due to the geographic concentration of properties securing the mortgages underlying our investments, the Company may be disproportionately affected by general risks such as natural disasters, including major wildfires, floods, earthquakes, and severe or inclement weather, should such developments occur in or near the markets in California in which such properties are located.
We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic and acts of terrorism.
    The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19 and its variants, or other widespread health emergency (or concerns over the possibility of such an emergency), and terrorist attacks could create economic and financial disruptions, which could lead to operational difficulties that could impair our ability to manage our businesses.
We may make investments in non U.S. dollar denominated securities, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.
Some of our real estate-related securities investments may be denominated in foreign currencies, and, therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non U.S. dollar denominated securities, in addition to risks inherent in the investment in securities generally discussed in this Annual Report on Form 10-K, we will also be subject to risks associated with the uncertainty of foreign laws and markets, including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses, and the administrative burden of complying with a wide variety of foreign laws.
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
We conduct our business so as not to become regulated as an investment company under the 1940 Act in reliance on the exemption provided by Section 3(c)(5)(C) of the 1940 Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consist of "mortgages and other liens on and interest in real estate," or "qualifying real estate interests," and (ii) at least 80% of our investment portfolio consist of qualifying real estate interests plus "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff, we may treat whole pool Agency RMBS and CMBS as qualifying real estate interests. The SEC staff has not issued guidance with respect to whole pool Non-Agency RMBS. Accordingly, based on our own judgment and analysis of the SEC's pronouncements with respect to whole pool Agency RMBS, we may also treat Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. We currently treat partial pool Agency, Non-Agency RMBS and partial pool CMBS as real estate-related assets. We treat any ABS, interest rate swaps, or other derivative hedging transactions we enter into as miscellaneous assets that will not exceed 20% of our total assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
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
    At times the Manager may be limited in allocating equity to target that do not qualify as real estate or real estate related assets for purposes of the 1940 Act exemption. This limitation could adversely affect the performance of our portfolio if these non qualifying assets presents more attractive investment opportunities. Among the current target assets that are not real estate assets are ABS, non-pool Agency and Non-Agency MBS, GSE Risk Sharing Securities, and certain Commercial Mezzanine Loans.

Risks related to financing and hedging
Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition.
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

In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts, and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive under our financing arrangements will be directly related to our lenders’ valuation of our assets subject to such agreements. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales and distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings.

If in the future we are unable to post adequate collateral for a margin call by a counterparty, in a time frame as short as the close of the same business day, it could result in a condition of default under certain of our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations, and cash flows.
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
Fluctuations in interest rates could materially affect our financial results
Interest rate fluctuations could reduce income generated by our assets and could increase our financing costs, which may adversely affect our earnings, and our cash available for distribution to our stockholders. Changes in interest rates may also affect borrowers' ability to pay and lead to increasing default rates in the portfolio. Changes in interest rates will have an affect on our operating results, as such changes will affect the interest we receive on any floating rate interest bearing assets and the financing cost of our floating rate debt, as well as our interest rate swaps utilized for hedging purposes. During 2022, global markets experienced a dramatic 425 bps increase in the FOMC's target federal funds rate from the start of the year, rising from 0.00% - 0.25% to 4.25% - 5.00%, as Central Banks around the world battle with global inflation rates not seen in decades, with some indicators showing inflation rates slowing their rate of increase at the close of the year. As such, this resulted in downward pressure on interest yielding valuations across all asset types and specific to the Company, resulted in significant unrealized fair value markdowns to its investment portfolio as of December 31, 2022.
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
We have entered into master repurchase agreements with various financial institutions and borrow under these master repurchase agreements to finance the acquisition of assets for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the subject assets may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and will not be determined until we engage in a repurchase transaction under these agreements. Our fixed-rate securities generally are more susceptible to margin calls as increases in interest rates tend to have a greater negative affect on the market value of fixed-rate securities. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell our assets, either directly or through a foreclosure, under adverse market conditions. Due to the significant leverage we carry, we may incur substantial losses upon the threat or occurrence of a margin call.
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction, and since the cash we receive from the lender when we initially sell the securities to the lender will be less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities based on their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our inability to post adequate collateral for a margin call by the counterparty, in a time frame as short as the close of the same business day, could result in a condition of default under our repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by us, which may have a material adverse effect on our financial position, results of operations, and cash flows. Certain of our repurchase agreements contain cross-default provisions, such that if a default occurs under an agreement with any specific lender, that lender could also declare a default under other repurchase agreements or other financing or derivative contracts, if any, with such lender. Further, three of the counterparties to our repurchase agreements held as of December 31, 2022, have collateral valued in excess of 5% of our stockholders' equity as security for our obligations under the applicable repurchase agreements. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
If a counterparty to one of our swap agreements or TBAs defaults on its obligations, we may incur losses.
If a counterparty to one of the bilateral swap agreements or TBAs that we enter into defaults on its obligations under the agreement, we may not receive payments due under the agreement, and thus, we may lose any unrealized gain associated with the agreement. In the case of a swap agreement, the fact that such swap agreement hedged a liability means that the liability could cease to be hedged upon the default of a counterparty. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under a bilateral swap agreement if the counterparty, or in the case of a cleared swap, if our clearing broker, becomes insolvent or files for bankruptcy.
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
We cannot assure you that any, or sufficient repurchase agreement financing will be available to us on terms that are acceptable. In recent years, investors and financial institutions that lend in the securities repurchase market have tightened lending standards in response to the difficulties and changed economic conditions that have materially adversely affected the MBS market. These market disruptions have been most pronounced in the Non-Agency MBS market, and the impact has also extended to Agency MBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements then in place.
As of December 31, 2022, we had amounts outstanding under six repurchase agreements with three different counterparties. Prior to entering into a lending relationship with any financial institution, our Manager does a thorough credit review of such potential lender. Notwithstanding the foregoing, a material adverse development involving one or more major financial institutions or the financial markets in general, in addition to the regulatory changes, could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such agreements altogether.
Furthermore, our ability to achieve our investment objectives will depend, not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace our financing arrangements. If we are unable to renew or replace our maturing borrowings due to liquidity shortfalls in the market and other funding markets, changes in the regulatory environment or for any other reason, we will have to sell some or all of our assets, possibly under adverse market conditions which may have a material adverse effect on our financial position, results of operations, and cash flows. In addition, the aforementioned changes to the regulatory capital requirements imposed on our lenders may significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the recent changes in the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.
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
Further, financial institutions providing the repurchase facilities may require us to maintain a certain amount of cash uninvested or to set aside in non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
Lenders may require us to enter into restrictive covenants relating to our operations.
When we obtain further financing, lenders could impose restrictions on us that would affect our ability to incur additional debt, our capability to make distributions to stockholders, and our flexibility to determine our operating policies. Loan documents we execute may contain negative covenants that limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations, and employ leverage beyond certain amounts.
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
Our Manager is authorized to follow very broad investment guidelines. Our Board of Directors periodically reviews our investment guidelines and our investment portfolio but does not, and is not required to, review all of our proposed investments, except that an investment in a security structured or issued by another entity managed by our Manager must be approved by at least two-thirds (2/3) of our independent directors prior to such investment. In addition, in conducting periodic reviews, our Board of Directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of Agency and Non-Agency RMBS, CMBS, ABS and Whole Loan

investments it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.
There are conflicts of interest in our relationship with our Manager that could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with our Manager. We have only one employee, our Chief Financial Officer (CFO), Robert W. Lehman. All of our executive officers, with the exception of our CFO, and two of our directors, James W. Hirschmann III and Bonnie M. Wongtrakool, are employees of our Manager. Our Management Agreement with our Manager was negotiated between related parties and its terms, including fees and other amounts payable, may not be as favorable to us as if it had been negotiated at arm's-length with an unaffiliated third party. In addition, the obligations of our Manager and its officers and personnel to engage in other business activities may reduce the time our Manager and its officers and personnel spend managing us.
We compete for investment opportunities directly with other client portfolios managed by our Manager. Clients of our Manager have investment mandates and objectives that target the same assets as us. A substantial number of client accounts managed by our Manager have exposure to RMBS, CMBS and other investments, and may have similar investment mandates and objectives. While our Manager has only a limited number of client accounts investing in Whole Loans, the supply of Whole Loan investments meeting the Manager's investment criteria is extremely limited. In addition, our Manager may have additional clients that compete directly with us for investment opportunities in the future. Our Manager has an investment allocation policy in place that is intended to ensure that no single client is intentionally favored over another and that trades are allocated in a fair and equitable manner. We may compete with our Manager or its other clients for investment or financing opportunities sourced by our Manager; however, we may either not be presented with the opportunity or have to compete with our Manager to acquire these investments or have access to these sources of financing. Our Manager and our executive officers may choose to allocate favorable investments to itself or to its or other clients instead of to us. Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our Manager, our Manager's other clients will likewise require greater focus and attention, placing our Manager's resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. There is no assurance that our Manager's allocation policies that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise.
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
As of December 31, 2022, our Manager owned 130,079 shares of our common stock. To the extent our Manager elects to sell all or a portion of these shares in the future, our Manager's interests may be less aligned with our interests.
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
The current term of our Management Agreement expires on May 16, 2023, and is automatically renewed and extended for consecutive one-year renewal terms each May 15th unless terminated pursuant to an affirmative vote of at least two-thirds (2/3) of the Company’s independent directors at least 180 days in advance of an automatic renewal date. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, our Manager is not obligated to dedicate any of its personnel exclusively to us, nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager's personnel are contractually dedicated to us under our Management Agreement with our Manager.

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
Pursuant to the Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, our Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager are not liable to us, our directors, our stockholders or any partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. In addition, we indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by our Manager, and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.
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

We generally must distribute annually at least 90% of our REIT taxable income (subject to certain adjustments and excluding any net capital gain), in order to qualify as a REIT, and any REIT taxable income that we do not distribute will be subject to U.S. corporate income tax at regular rates. The Board of Directors will evaluate dividends in future periods based upon customary consideration, such as our cash balances, cash flows, and market conditions and could consider paying future dividends in shares of common stock, cash, or a combination of shares of common stock and cash.

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
•speculation in the press or investment community; and
•adverse shocks in stock and bond market conditions due to inflationary pressures.
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
We intend to pay quarterly distributions and to make distributions to our stockholders in an amount such that we distribute all or substantially all of our net taxable income, calculated in accordance with the REIT requirements, each year. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification, and other factors our Board of Directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:
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
In September 2021, the Company issued $86.3 million in aggregate principal of convertible senior unsecured notes due in 2024 (the “2024 Notes”) for net proceeds of $83.4 million. Interest on the 2024 Notes is paid semiannually. The 2024 Notes are convertible into, at the Company's election, cash, shares of the Company's common stock, or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture for the 2024 Notes. The post reverse stock split conversion rate is 33.7952 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $29.59 per share of common stock. The 2024 Notes mature on September 15, 2024, unless earlier converted, redeemed, or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity. To the extent we issue shares of our common stock upon conversion of the 2024 Notes, the conversion of some, or all of our 2024 Notes, will dilute the ownership interests of existing stockholders.
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
We may pay distributions from offering proceeds, borrowings, or the sale of assets to the extent that distributions exceed earnings or cash flow from our operations. Such distributions would reduce the amount of cash we have available for investing and other purposes and could be dilutive to our financial results. In addition, funding our distributions from our net proceeds may constitute a return of capital to our investors, which would have the effect of reducing each stockholder's basis in its shares of common stock.
Risks related to REIT status
If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.
We believe we have operated and intend to continue to operate in a manner that allows us to qualify as a REIT. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the IRS will not contend that our interests in our subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.
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
The maximum tax rate applicable to income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates, is currently 20%, exclusive of the 3.8% investment tax surcharge. Dividends payable by REITs, however, generally are not eligible for the qualified dividend reduced rates. Stockholders that are individuals, trusts, or estates generally may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations for taxable years beginning after December 31, 2017 and before January 1, 2026. While the qualified dividend rules do not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute at least 90% of our net taxable income annually, determined without regard to the dividends paid deduction and excluding net capital gains, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a nondeductible 4% excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to continue to make distributions to our stockholders to comply with the REIT requirements of the Code and avoid corporate income tax and the 4% annual excise tax.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, the Code limits our ability to use capital losses to offset ordinary income, thereby requiring us to distribute such ordinary income. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices, or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the nondeductible 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, and to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a TRS or other consolidated entities that will be subject to corporate-level income tax at regular corporate rates. We may also incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm's-length basis. The payment of any of these taxes would decrease cash available for distribution to our stockholders.
Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified real estate assets, including certain mortgage loans and securities. The remainder of our investments in securities (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets, and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter, or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our investment portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

In addition to the asset tests set forth above, to qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times, or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and in certain cases, to maintain ownership of certain attractive investments.
We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.
We have acquired, and may acquire in the future, mortgage-backed securities and other portfolio instruments in the secondary market for less than their face amount. In addition, pursuant to our ownership of certain mortgage-backed securities, we may be treated as holding certain debt instruments acquired in the secondary market for less than their face amount. The discount at which such securities or debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as "market discount" for U.S. federal income tax purposes. Under general tax rules, accrued market discount is reported as income when, and to the extent that, any payment of principal of the mortgage-backed security or debt instrument is made. If we collect less on the mortgage-backed security or debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting capital loss deductions to the extent we do not have offsetting capital gains.
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
Finally, in the event that mortgage-backed securities or any debt instruments we are treated as holding pursuant to our investments in mortgage-backed securities are delinquent as to mandatory principal and interest payments, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of whether corresponding cash payments are received, or are ultimately collectable. In each case, we would prefer to have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.
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
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2022, our executive and administrative offices are located in Pasadena, California, in office space shared with our Manager. We do not own any material important physical properties as we rely on our Manager for management services; however, we have real estate owned or REO that we acquire, from time to time, through foreclosures on mortgage loans.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol WMC. At March 10, 2023, our common stock was held by approximately 7 holders of record. At March 10, 2023, there were 6,038,012 shares of common stock outstanding.
The following table presents cash dividends declared and paid by the Company on its common stock, not adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split to align with 1099-DIV per share amounts as reported.

Declaration Date	Record Date	Payment Date	Common Stock Dividend
2022
12/21/2022	01/03/2023	01/26/2023	$0.40
09/22/2022	10/03/2022	10/26/2022	$0.40
06/21/2022	07/01/2022	07/25/2022	$0.04
03/23/2022	04/04/2022	04/26/2022	$0.04
2021
12/21/2021	12/31/2021	01/26/2022	$0.06
09/23/2021	10/04/2021	10/26/2021	$0.06
06/22/2021	07/02/2021	07/26/2021	$0.06
03/23/2021	04/02/2021	04/26/2021	$0.06
In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (not including net capital gains). We have adopted a policy of paying regular quarterly dividends on our common stock. Refer to Note 12, "Stockholders' Equity" to the financial statements contained in this Annual report on Form 10-K for details on the tax characterization of our dividend.
A combination of cash and stock dividends has been paid on our common stock since our initial public offering. Dividends are declared at the discretion of the Board of Directors and depend on actual and anticipated cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and other factors the Board of Directors may consider relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
At the Annual Meeting of Stockholders held on June 24, 2022, the Company's stockholders approved the Western Mortgage Capital Corporation 2022 Omnibus Incentive Plan and the Western Asset Mortgage Capital Corporation 2022 Manager Omnibus Incentive Plan (collectively, the "2022 Plans"). The 2022 Plans provide for issuance of options (including non-statutory stock options, and incentive stock options), stock appreciation rights (referred to as SARs), restricted stock, restricted stock units (referred to as RSUs), stock bonuses, other stock based awards, and cash awards. For further details, see Note 11, "Share-Based Payments" to the Consolidated Financial Statements included under Item 8 in this Annual Report on Form 10-K.
The following table presents certain information about the 2022 Plans as of December 31, 2022:

Award	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under 2022 Plans
Restricted common stock	N/A	N/A	52,902
Total	N/A	N/A	52,902
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on the Company's common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index (the "Russell 2000"), and the FTSE NAREIT Mortgage REITs Index (the "FTSE Mortgage REIT"), a peer group index for a five-year period from December 31, 2017 to December 31, 2022, and accordingly does not take into account the dividend the Company declared on December 21, 2022 and paid on January 26, 2023. The graph assumes that $100 was invested on December 31, 2017 in the Company's common stock, the S&P 500 Index, the Russell 2000, and the FTSE Mortgage REIT, and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company's shares will continue in line with the same or similar trends depicted in the graph below.

Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Western Asset Mortgage Capital Corp	$100.00	$95.16	$133.16	$43.84	$30.98	$15.25
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Russell 2000 Index	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41
FTSE NAREIT Mortgage REITs Index	$100.00	$97.48	$118.27	$96.07	$111.09	$81.53
Recent Sales of Unregistered Securities: Use of Proceeds from Registered Securities
Not applicable.
Purchase of Equity Securities by the Issuer

On December 21, 2021, the Board of Directors of the Company reauthorized its repurchase program of up to 300,000 shares of its common stock through December 31, 2023 adjusted for the ten-for-one reverse stock split. Purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company's discretion without prior notice.

During the twelve months ended December 31, 2022, the Company did not repurchase any shares under the stock repurchase program.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides the reader a narrative from the perspective of management and should be read in conjunction with our consolidated financial statements and related notes included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Overview
Western Asset Mortgage Capital Corporation, a Delaware corporation, commenced operations in May 2012, focused on investing in, financing, and managing a diversified portfolio of real estate related securities, whole loans, and other financial assets, which we collectively refer to as our target assets. Our investment strategy is based on our Manager's perspective of which mix of our target assets it believes provides us with the best risk-reward opportunities at any given time. Our objective is to provide attractive risk adjusted returns to our stockholders primarily through an attractive dividend, which we intend to support with sustainable distributable earnings (which we previously referred to as core earnings), as well as the potential for higher returns through capital appreciation.
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
Changes in market interest rates. With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to increase; (ii) the value of certain of our assets to decline; (iii) to the extent applicable under the terms of our investments, prepayments on our investments to slow; and (iv) to the extent that we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.

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

Market conditions. With respect to our business operations, adverse changes in market conditions, in general, may over time cause: (i) increased volatility of certain assets; (ii) the value of certain of our assets to decline; (iii) to the extent applicable under the terms of our investments, prepayments on our investments to slow; and, (iv) the cost to borrow against certain assets to increase.

Conversely, positive changes in market conditions, in general, may over time cause: (i) decreased volatility of certain assets; (ii) the value of certain of our assets to increase; (iii) to the extent applicable under the terms of our investments, prepayments on our investments to increase, and (iv) the cost to borrow against certain assets to decline.

See Item 1A. "Risk Factors" of this Annual Report on Form 10-K for additional factors that may impact our operating results.
Proposed Changes to LIBOR

The FASB issued Accounting Standards Update 2020-04 (“ASU”) to provide optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by the anticipated transition away from LIBOR. In 2020, the FASB issued ASU 2020-04, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. At the time that ASU 2020-04 was issued, the UK Financial Conduct Authority (“FCA”) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, a sunset provision for the optional guidance in Topic 848 was originally set for December 31, 2022, one year after the expected cessation date of all currencies and tenors of LIBOR.

In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which was beyond the current sunset date of Topic 848. Accordingly, during December 2022, the FASB issued ASU 2022-06 to defer the sunset date of ASC Topic 848, Reference Rate Reform, which provides temporary optional relief in accounting for the impact of reference rate reform from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.

As such, with the additional time granted to apply the relief in Topic 848 extended through December 31, 2024, management will monitor the legacy LIBOR reference rate contracts outstanding as of December 31, 2022, as either they will terminate prior to the June 30, 2023 LIBOR cessation date currently set by the FCA, or the Company will use the practical expedients per Topic 848 to account for modifications to contracts prospectively within the scope of Topics 310, Receivables, and 470, Debt, as a continuation of the existing contract, as long as no modifications effecting maturity or other terms are modified. The Company will adjust the effective interest rate of all contracts, hedging relationships, and other transactions that reference LIBOR to revised reference rates and spreads as they occur. The variable- and floating-rate note sectors have primarily transitioned away from LIBOR as the market has already adapted to the secured overnight financing rate (SOFR), as the primary index used by issuers.

Critical Accounting Policies
The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries, and certain variable interest entities (“VIEs”) in which we are the primary beneficiary. All intercompany amounts have been eliminated in consolidation. In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. For a review of recent accounting pronouncements that may impact our results of operations, refer to Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements contained in this Annual Report on Form 10-K.
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

Mortgage-Backed Securities and Other Securities

Our mortgage-backed securities and other securities portfolio primarily consists of Agency RMBS, Non-Agency RMBS, Agency CMBS, Non-Agency CMBS, ABS and other real estate related assets. These investments are recorded in accordance with ASC 320, "Investments - Debt and Equity Securities", ASC 325-40, "Beneficial Interests in Securitized Financial Assets", or ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality". We have chosen to make a fair value election pursuant to ASC 825, "Financial Instruments" for our mortgage-backed securities and other securities portfolio. Electing the fair value option allows us to record changes in fair value in the Consolidated Statements of Operations as a component of "Unrealized loss, net".

Residential Whole Loans

Investments in Residential Whole Loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". We have chosen to make the fair value election pursuant to ASC 825 for our entire Residential Whole Loan portfolio. Residential Whole Loans are recorded at fair value with periodic changes in fair market value being recorded in earnings as a component of "Unrealized loss, net". All other costs incurred in connection with acquiring Residential Whole Loans or committing to purchase these loans are charged to expense as incurred.

Securitized Commercial Loans

Securitized commercial loans are comprised of commercial loans of consolidated variable interest entities which were sponsored by third parties. These loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". We have chosen to make the fair value election pursuant to ASC 825. Accordingly, these loans are recorded at fair value with periodic changes in fair value being recorded in earnings as a component of "Unrealized loss, net".

Commercial Loans

Investments in Commercial Loans, which are comprised of commercial mortgage loans and commercial mezzanine loans, are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". We have chosen to make the fair value election pursuant to ASC 825 for our Commercial Loan portfolio. Accordingly, these loans are recorded at fair value with periodic changes in fair value being recorded in earnings as a component of "Unrealized loss, net". All other costs incurred in connection with acquiring the Commercial Loans or committing to purchase these loans are charged to expense as incurred.

Interest Income Recognition

Agency MBS, Non-Agency MBS, and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase

Interest income on mortgage-backed and other securities is accrued based on the respective outstanding principal balances and corresponding contractual terms. We record interest income in accordance with ASC subtopic 835-30, "Imputation of Interest", using the effective interest method. As such premiums and discounts associated with Agency MBS, Non-Agency MBS, and other securities, excluding Interest-Only Strips, are amortized into interest income over the estimated life of such securities. Adjustments to premium and discount amortization are made for actual prepayment activity. We estimate prepayments at least quarterly for our securities and, as a result, if the projected prepayment speed increases, we will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization. Alternatively, if projected prepayment speeds decrease, we will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives

Interest income on Non-Agency MBS and other securities that are rated below AA at the time of purchase and Interest-Only Strips that are not classified as derivatives are also recognized in accordance with ASC 835, using the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on our observation of the then current information and events, where applicable, and will include assumptions related to interest rates, prepayment rates, and the timing and amount of credit losses. On at least a quarterly basis we review, and if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the underlying collateral, periodic payments of scheduled principal, and prepayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

We adopted ASU 2016-13 beginning January 1, 2020. The ASU requires a company to measure credit loss using an expected credit loss model. We elected the fair value option for our investments and as such does not apply the expected loss model instead we record changes in fair value of these investment in the Consolidated Statements of Operations as a component of "Unrealized loss, net". For the purposes of calculating interest income, to ensure that a projected credit loss of a security does not impact the effective yield and interest income we maintain a “shadow allowance” account. We use the shadow allowance to create a management basis. The management basis which is the difference between the net present value of projected cash flows less shadow allowance amount. The shadow allowance and the management basis are operational accounts that are used solely for the purposes of determining and calculating accretable yield and accretable book value and are not recorded in the consolidated financial statements. The management basis is limited to a fair market value of the investment. Actual realized loss on a security is recorded as a reduction in both the management basis and the amortized cost basis. Interest income is computed using the amortized basis as the reference amount and applying the yield calculated using management basis.

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

To assess whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, we consider all of our economic interests. This assessment requires that we apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include; the design of the VIE, including its capitalization structure, subordination of interests, payment priority, relative share of interests held across various classes within the VIE’s capital structure, and the reasons why the interests are held by us.

In instances where we and our related parties have variable interests in a VIE, we consider whether there is a single party in the related party group that meets both the power and losses or benefits criteria on its own as though no related party relationship existed. If one party within the related party group meets both these criteria, such reporting entity is the primary beneficiary of the VIE and no further analysis is needed. If no party within the related party group on its own meets both the power and losses or benefits criteria, but the related party group as a whole meets these two criteria, the determination of primary beneficiary within the related party group requires significant judgment.The analysis is based upon qualitative as well as quantitative factors, such as the relationship of the VIE to each of the members of the related-party group, as well as the significance of the VIE's activities to those members, with the objective of determining which party is most closely associated with the VIE. Ongoing assessments of whether an enterprise is the primary beneficiary of a VIE is required.
2022 Activity
Investment Activity

We continually evaluate potential investments and our investment selection is based on supply and demand of our target assets, costs of financing, and the expected future interest rate volatility costs of hedging. As part of our investment focus on residential real estate-related investments, during the twelve months ended December 31, 2022, we acquired $411.9 million of Residential Whole Loans and $40.0 million of Non-Agency RMBS. Also, along with the other investors, we sold a Commercial REO for total proceeds of $54.7 million.

    The following table presents our investing activity for the year ended December 31, 2022 (dollars in thousands):

Investment Type	Balance at December 31, 2021	Purchases	Loan Modification/Capitalized Interest	Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(loss)	Premium and discount amortization, net	Balance at December 31, 2022
Agency RMBS and Agency RMBS IOs	$1,172	$—	N/A	$(103)	$—	N/A	$—	$(302)	$—	$767
Non-Agency RMBS	27,769	39,952	N/A	(1,011)	(31,790)	N/A	(2,396)	(9,197)	359	23,686
Non-Agency CMBS	105,358	—	N/A	(6,554)	(10,152)	N/A	(43,935)	40,104	615	85,436
Other securities(1)	51,648	—	N/A	—	(14,485)	N/A	(2,252)	(7,923)	274	27,262
Total MBS and other securities	185,947	39,952	N/A	(7,668)	(56,427)	N/A	(48,583)	22,682	1,248	137,151
Residential Whole Loans	1,023,502	411,919	96	(216,135)	(11,736)	(2,256)	(101)	(108,207)	(5,937)	1,091,145
Residential Bridge Loans	5,428	—	—	(2,670)	—	—	—	91	—	2,849
Commercial Loans	130,572	—	—	(20,593)	—	—	—	(19,977)	—	90,002
Securitized commercial loans	1,355,808	—	—	—	—	—	—	(297,343)	26,638	1,085,103
REO	43,607	—	—	—	(55,573)	2,255	11,966	—	—	2,255
Total Investments	$2,744,864	$451,871	$96	$(247,066)	$(123,736)	$(1)	$(36,718)	$(402,754)	$21,949	$2,408,505

(1)    Other securities include $22.3 million of GSE CRTs and $4.9 million of ABS at December 31, 2022

Portfolio Characteristics

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,938 Non-QM adjustable rate mortgages and five investor fixed rate mortgages. The following table presents certain information about our Residential Whole Loans investment portfolio as of December 31, 2022 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% - 3.00%	39	$22,277	66.3%	758	8.9	28.3	2.9%
3.01% - 4.00%	402	214,402	66.3%	759	7.3	28.5	3.7%
4.01% - 5.00%	1,337	453,811	64.1%	749	5.5	26.0	4.6%
5.01% - 6.00%	901	363,197	65.6%	742	4.7	26.7	5.4%
6.01% - 7.00%	249	105,933	69.9%	742	3.6	28.4	6.4%
7.01% - 8.00%	15	5,681	75.2%	730	3.0	29.2	7.4%
Total	2,943	$1,165,301	65.6%	748	5.5	27.0	4.8%
(1)The original FICO score is not available for 231 loans with a principal balance of approximately $76.6 million at December 31, 2022. We have excluded these loans from the weighted average computations.

Residential Bridge Loans

    We are no longer allocating capital to Residential Bridge Loans. The following table presents certain information about the remaining five Residential Bridge Loans left in the portfolio at December 31, 2022 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	2	$1,822	67.5%	N/A	8.7%
9.01% – 11.00%	1	849	90.5%	0.0	10.0%
11.01% - 13.00%	2	495	69.7%	0.0	11.4%
Total	5	$3,166	74.0%	0.0	9.5%
(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

Non-performing Residential Loans

The following table presents the aging of the Residential Whole Loans and Residential Bridge Loans as of December 31, 2022 (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current	2,910	$1,147,412	$1,074,409	—	$—	$—
1-30 days	14	6,983	6,678	—	—	—
31-60 days	—	—	—	—	—	—
61-90 days	6	2,165	2,032	—	—	—
90+ days	13	8,741	8,026	5	3,166	2,849
Total	2,943	$1,165,301	$1,091,145	5	$3,166	$2,849

Residential Whole Loans in Non-Accrual Status

    As of December 31, 2022, there were 13 Non-QM loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $8.7 million and a fair value of approximately $8.0 million. These nonperforming loans represent approximately 0.8% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the year ended December 31, 2022, since the valuation adjustment, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loan when they became contractually 90 days delinquent. As of December 31, 2022, we had no Non-QM loans in forbearance.

As of December 31, 2022, we had five Residential Bridge Loans remaining in the portfolio and five were in non-accrual status with an unpaid principal balance of approximately $3.2 million and a fair value of $2.8 million. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the year ended December 31, 2022, since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of December 31, 2022, we had one real estate owned ("REO") property with an aggregate carrying value of $2.3 million related to a foreclosed Residential Whole Loan. The REO property is held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO property is classified in "Other assets" in the Consolidated Balance Sheet.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-Agency RMBS categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of December 31, 2022 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	6-Month CPR
Prime	$12,000	$79.78	11.9	67.8%	748	1.2%	17.9%
Alt-A	11,687	50.30	17.3	81.3%	661	17.5%	8.0%
Total	$23,687	$65.24	14.5	74.5%	705	9.2%	13.0%

Agency RMBS Portfolio

The following table summarizes our Agency portfolio by investment category as of December 31, 2022 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs (1)	N/A	$58	$53	—%
Agency RMBS IOs and IIOs accounted for as derivatives (1)	N/A	N/A	714	0.1%
Total	$—	$58	$767	0.1%
 (1) IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of December 31, 2022 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:					0
	2006-2009	$69	$67	0.6	88.7%
	2010-2020	14,982	10,414	6.0	62.3%
		15,051	10,481	6.0	62.5%
Single Asset:
	2010-2020	94,215	74,954	1.1	65.3%
Total		$109,266	$85,435	1.7	65.0%
Commercial Loans
The following table presents our commercial loan investments as of December 31, 2022 (dollars in thousands):

Loan	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral	Geographic Location
CRE 3	Interest-Only Mezzanine loan	$90,000	$8,777	58%	1-Month LIBOR plus 9.25%	6/29/2021	None(1)	Entertainment and Retail	NJ
CRE 4	Interest-Only First Mortgage	22,204	22,050	63%	1-Month SOFR plus 3.38%	8/6/2025(2)	None	Retail	CT
CRE 5	Interest-Only First Mortgage	24,535	24,433	62%	1-Month LIBOR plus 3.75%	11/6/2023(3)	One - 12 month extension	Hotel	NY
CRE 6	Interest-Only First Mortgage	13,207	13,151	62%	1-Month LIBOR plus 3.75%	11/6/2023(3)	One - 12 month extension	Hotel	CA
CRE 7	Interest-Only First Mortgage	7,259	7,229	62%	1-Month LIBOR plus 3.75%	11/6/2023(3)	One - 12 month extension	Hotel	IL, FL
SBC 3	Interest-Only First Mortgage	14,362	14,362	49%	One-Month LIBOR plus 4.35%	1/6/2023	None	Nursing Facilities	CT
		$171,567	$90,002

(1) CRE 3 is in default and not eligible for extension.
(2) The CRE 4 loan was granted a 3 year extension through August 6, 2025, with a principal pay down of $16.2 million.
(3) CRE 5, 6, and 7 were each granted one-year extensions through November 6, 2023 and expected to transition from LIBOR during Q2 2023.

Commercial Loan Payoffs

On September 16, 2022, CRE 8, with an outstanding principal balance of $4.4 million collateralized by assisted living facilities, was paid off in full.
Non-Performing Commercial Loan

CRE 3 Loan

As of December 31, 2022, the CRE 3 junior mezzanine loan with an outstanding principal balance of $90.0 million was non-performing and past its maturity date of June 29, 2021. Subsequent to the balance sheet date, on February 3, 2023, the CRE 3 loan was sold to an unaffiliated third party for its fair value at December 31, 2022 of $8.8 million. Refer to Note 6, "Commercial Loans" to the consolidated financial statements contained in this Annual Report on Form 10-K for details.

The following table presents the aging of the Commercial Loans as of December 31, 2022 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	5	$81,567	$81,225
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	90,000	8,777
Total	6	$171,567	$90,002
Commercial Real Estate Owned

In February 2022, we and the other investors sold the unencumbered hotel property for $55.9 million which was foreclosed on in the third quarter of 2021. We and the other investors fully recovered our aggregate initial investment of $42.0 million. We recognized a gain on sale of approximately $12.2 million.
Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of December 31, 2022, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	28.4%	$6,731	California	42.8%	$36,539
Florida	11.5%	2,726	Nevada	23.2%	19,782
New York	7.0%	1,659	Bahamas	15.0%	12,787
Texas	4.2%	985	Texas	3.7%	3,124
New Jersey	3.3%	789	Ohio	2.1%	1,802

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at December 31, 2022, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	Concentration	Principal Balance		Concentration	Principal Balance
California	66.8%	$778,732	California	55.4%	$1,754
New York	9.3%	108,108	New York	42.2%	1,337
Texas	4.8%	56,126	New Jersey	2.4%	75
Florida	4.1%	47,681	Total	100.0%	$3,166
Georgia	3.5%	40,845
Other	11.5%	133,809
Total	100.0%	$1,165,301

Financing Activity

We will look to continue to expand and diversify our financing sources, especially those sources that provide an alternative to short-term repurchase agreements with daily margin requirements.

Repurchase Agreements

Our repurchase agreements bear interest at a contractually agreed-upon rate and have terms ranging from one month to 12 months. Our counterparties generally require collateral in excess of the loan amount, or haircuts. As of December 31, 2022, the contractual haircuts required under repurchase agreements on our investments were as follows:

	Minimum	Maximum
Short-Term Borrowings
Agency RMBS IOs	25%	25%
Non-Agency RMBS	35%	40%
Residential Bridge Loans	25%	25%
Other Securities	60%	60%

Long-Term Borrowings
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency RMBS	35%	40%
Non-Agency CMBS	22%	40%
Other securities	60%	60%

Residential Whole Loan Facility
Residential Whole Loans(1)	10%	10%

Commercial Whole Loan Facility
Commercial Loans(2)	22%	32%

(1) The haircut is based on 10% of the outstanding principal amount of the Residential Whole Loans.
(2) Each Commercial Loans is financed separately under this facility and the haircuts are dependent on the type of collateral.

Residential Whole Loan Facility

The facility was extended on November 9, 2022 and matures on October 25, 2023. It bears interest at a rate of SOFR plus 2.25%, with a SOFR floor of 0.25%. We finance our Non-QM Residential Whole Loans held in RMI 2015 Trust under this facility. As of December 31, 2022, we had outstanding borrowings of $3.6 million. The borrowing is secured by Non-QM Residential Whole Loans with a fair value of $3.2 million and one REO property with a carrying value of $2.3 million as of December 31, 2022.

Non-Agency CMBS and Non-Agency RMBS Facility

The facility was extended on May 2, 2022 and matures on May 2, 2023. It bears interest at a rate of SOFR plus 2.00%. As of December 31, 2022, the outstanding balance under this facility was $91.1 million. The borrowing is secured by investments with a fair market value of $129.9 million as of December 31, 2022.

Commercial Whole Loan Facility

The facility was extended on November 9, 2022 and matures on November 3, 2023. It bears interest at a rate of SOFR plus 2.25%. As of December 31, 2022, the outstanding balance under this facility was $48.0 million. The borrowing is secured by the performing commercial loans that are held in CRE LLC, with an estimated fair market value of $66.9 million as of December 31, 2022.

Convertible Senior Unsecured Notes

For the year ended December 31, 2022, through a series of transactions summarized below, we reduced the our overall convertible senior unsecured notes outstanding by $37.7 million. The following summarizes the transactions for the twelve months ended December 31, 2022.

•During the first quarter of 2022, we repurchased $3.4 million aggregate principal amount of our convertible senior unsecured notes due 2022 (the “2022 Notes”) at a weighted average premium to par value of 0.8%.

•During the second quarter of 2022, we repurchased $7.2 million aggregate principal amount of the 2022 Notes at a weighted average premium to par value of 0.6%.

•During the third quarter of 2022, we repurchased $1.0 million aggregate principal amount of the 2022 Notes at par value.

•On October 3, 2022, the 2022 Notes matured. We repaid the remaining $26.0 million aggregate principal amount at par value.
Outstanding Borrowings
Repurchase Agreements

At December 31, 2022, we had outstanding borrowings under six of our master repurchase agreements. The following table summarizes certain characteristics of our repurchase agreements at December 31, 2022 (dollars in thousands):

Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short Term Borrowings:
Agency RMBS	$293	4.78%	32
Non-Agency RMBS(1)	48,237	7.50%	26
Other securities	1,776	7.09%	17
Total short term borrowings	50,306	7.47%	26
Long Term Borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS(1)	55,154	6.30%	122
Non-Agency RMBS	19,129	6.30%	122
Other Securities	16,863	6.30%	122
Subtotal	91,146	6.30%	122
Residential Whole Loan Facility
Residential Whole Loans(2)	3,633	6.66%	298
Commercial Whole Loan Facility
Commercial Loans	48,032	6.13%	307
Total long term borrowings	142,811	6.25%	189
Repurchase agreement borrowings	$193,117	6.57%	146
Less unamortized debt issuance costs	—	N/A	N/A
Repurchase agreement borrowings, net	$193,117	6.57%	146

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

At December 31, 2022, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Investments Held as Collateral	Counterparty Rating(1)
Credit Suisse AG, Cayman Islands Branch (2)	$99,902	51.7%	$150,897	A-
Citigroup Global Markets Inc.	91,146	47.2%	129,932	A+
Credit Suisse Securities (USA) LLC	1,776	0.9%	4,938	A-
All other counterparties (3)	293	0.2%	249
Total	$193,117	100.0%	$286,016

(1)The counterparty ratings presented above are the long-term issuer credit ratings as rated at December 31, 2022 by S&P.
(2)Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.

(3)Represents amount outstanding with one counterparty, which holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of December 31, 2022.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the years ended December 31, 2022 and December 31, 2021 (dollars in thousands):

Collateral	Year ended December 31, 2022	Year ended December 31, 2021
Agency RMBS	$451	$1,182
Non-Agency RMBS(1)	62,876	46,140
Non-Agency CMBS(1)	59,735	78,476
Residential Whole Loans	136,439	125,746
Commercial Loans	64,121	118,660
Residential Bridge Loans	4,660	9,400
Membership interest	—	13,361
Other securities	29,254	26,489
Total	$357,536	$419,454
Maximum borrowings during the period(2)	$613,518	$644,675
(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.

Repurchase Agreements Financial Metrics
Certain of our financing agreements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if we do not maintain certain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity and liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. We were in compliance with the terms of such financial tests as of December 31, 2022.

Securitized Debt

Arroyo Trust 2019-2

In May 2019, we completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM residential whole loans. The Arroyo Mortgage Trust 2019-2 ("Arroyo Trust 2019"), a wholly owned subsidiary, issued $919.0 million of mortgage-backed notes and we retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. At December 31, 2022, Residential Whole Loans, with an outstanding principal balance of approximately $243.3 million, serve as collateral for the Arroyo Trust's securitized debt.

The following table summarizes the consolidated Arroyo Trust's issued mortgage-backed notes at December 31, 2022 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$168,131	3.3%	$168,131	4/25/2049
Class A-2	9,017	3.5%	9,017	4/25/2049
Class A-3	14,286	3.8%	14,286	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$216,489		$216,489
Less: Unamortized deferred financing costs	N/A		2,604
Total	$216,489		$213,885

Arroyo Trust 2020-1

In June 2020, we completed a second residential mortgage-backed securitization. The Arroyo Trust 2020-1 ("Arroyo Trust 2020) issued $341.7 million of mortgage-backed notes and we retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. At December 31, 2022, Residential Whole Loans, with an outstanding principal balance of approximately $140.5 million, serve as collateral for the Arroyo Trust 2020's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at December 31, 2022 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$74,425	1.7%	$74,425	3/25/2055
Class A-1B	8,831	2.1%	8,831	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$126,476		$126,476
Less: Unamortized deferred financing costs	N/A		1,542
Total	$126,476		$124,934

Arroyo Trust 2022-1

In February 2022, we completed a third residential mortgage-backed securitization. The Arroyo Trust 2022-1 ("Arroyo Trust 2022-1") issued $398.9 million of mortgage-backed notes and we retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. At December 31, 2022, Residential Whole Loans, with an outstanding principal balance of approximately $394.7 million, serve as collateral for the Arroyo Trust 2022-1's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2022-1's issued mortgage-backed notes at December 31, 2022 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Offered Notes:
Class A-1A	$212,307	2.5%	$194,438	12/25/2056
Class A-1B	82,942	3.3%	73,259	12/25/2056
Class A-2	21,168	3.6%	17,054	12/25/2056
Class A-3	28,079	3.7%	21,308	12/25/2056
Class M-1	17,928	3.7%	12,160	12/25/2056
Total	$362,424		$318,219

Arroyo 2022-2

In July 2022, we completed a fourth residential mortgage-backed securitization. The Arroyo Trust 2022-2 ("Arroyo Trust 2022-2") issued $351.9 million of mortgage-backed notes and we retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. At December 31, 2022, Residential Whole Loans, with an outstanding principal balance of approximately $385.0 million, serve as collateral for the Arroyo Trust 2022-2's securitized debt.

The following table summarizes the consolidated Arroyo Trust 2022-2's issued mortgage-backed notes at December 31, 2022 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Offered Notes:
Class A-1	$267,533	5.0%	$260,217	7/25/2057
Class A-2	22,773	5.0%	21,983	7/25/2057
Class A-3	27,749	5.0%	26,619	7/25/2057
Class M-1	17,694	5.0%	15,216	7/25/2057
Total	$335,749		$324,035

Commercial Mortgage-Backed Notes

We hold a controlling financial variable interest in CSMC USA and were required to consolidate the CMBS VIE. Refer to Note 7, "Financings" to the consolidated financial statements contained in this Annual Report on Form 10-K for details. The following table summarizes the consolidated 2014 CSMC USA's commercial mortgage pass-through certificates at December 31, 2022 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$108,591	9/11/2025
Class A-2	531,700	4.0%	477,678	9/11/2025
Class B	136,400	4.2%	115,782	9/11/2025
Class C	94,500	4.3%	76,304	9/11/2025
Class D	153,950	4.4%	113,229	9/11/2025
Class E	180,150	4.4%	99,858	9/11/2025
Class F	153,600	4.4%	77,242	9/11/2025
Class X-1(1)	n/a	0.7%	7,430	9/11/2025
Class X-2(1)	n/a	0.2%	1,497	9/11/2025
Total	$1,370,691		$1,077,611

(1) Class X-1 and Class X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of December 31, 2022, respectively.

The above table does not reflect the portion of the class F bond held by us because the bond is eliminated in consolidation. Our ownership interest in the class F bond represents a controlling financial interest, which resulted in consolidation of the trust. The class F bond had a fair market value of $7.5 million at December 31, 2022, and our exposure to loss is limited to our ownership interest in this bond.

Convertible Senior Unsecured Notes

2024 Notes

In September 2021, the Company issued $86.3 million in aggregate principal of convertible senior unsecured notes due 2024 (the “2024 Notes”) for net proceeds of $83.3 million. Interest on the 2024 Notes is paid semiannually. The 2024 Notes are convertible into, at the Company's election, cash, shares of the Company's common stock, or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture for the 2024 Notes. The post reverse stock split conversion rate is 33.7952 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $29.59 per share of common stock.The 2024 Notes mature on September 15, 2024, unless earlier converted, redeemed, or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity. To the extent we issue shares of our common stock upon conversion of the 2024 Notes, the conversion of some, or all of our 2024 Notes, will dilute the ownership interests of existing stockholders.

Recourse and Non-Recourse Financing

We utilize both recourse and non-recourse debt to finance our portfolio. Our recourse debt included our short and long-term repurchase agreement financings and our convertible senior unsecured notes. At December 31, 2022, our total non-recourse financing is comprised of $981.1 million of securitized debt issued in connection with our four Residential Whole Loan securitizations and $1.1 billion of securitized debt from owning a Non-Agency CMBS bond with a fair value of $7.5 million that was deemed a controlling financial variable interest in CSMC USA which required us to consolidate the CMBS VIE.

(dollars in thousands)	December 31, 2022	December 31, 2021
Recourse and non-recourse financing	$2,335,323	$2,599,845
Non-recourse financing
Arroyo 2019-2	213,885	337,571
Arroyo 2020-1	124,934	181,547
Arroyo 2022-1	318,219	—
Arroyo 2022-2	324,035	—
CMSC USA	1,077,611	1,344,370
Total recourse financing	$276,639	$736,357

Stockholders' equity	$94,804	$193,109

Recourse leverage	2.9x	3.8x

Hedging Activity
The following tables summarize the hedging activity during the twelve months ended December 31, 2022 (dollars in thousands):

Derivative Instrument	Notional Amount at December 31, 2021	Acquisitions	Settlements, Terminations or Expirations	Notional Amount at December 31, 2022
Fixed pay interest rate swaps	$22,000	$333,300	$(197,300)	$158,000
Interest rate swaptions	—	560,000	(560,000)	—
Credit default swaps	6,170	—	(6,170)	—
TBA securities - long positions	—	600,000	(600,000)	—
TBA securities - short positions	—	600,000	(600,000)	—
Total derivative instruments	$28,170	$2,093,300	$(1,963,470)	$158,000

Derivative Instrument	Fair Value at December 31, 2021	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at December 31, 2022
Fixed pay interest rate swaps	$(38)	$—	$(13,764)	$10,394	$3,348	$(60)
Interest rate swaptions	—	473	(312)	(161)	—	—
Credit default swaps	(459)	—	347	(281)	393	—
TBA securities	—	—	(2,051)	2,051	—	—
Total derivative instruments	$(497)	$473	$(15,780)	$12,003	$3,741	$(60)

Capital Markets Activity
    The following is a summary of activity for the year ended December 31, 2022:
Stock Repurchase

On December 21, 2021, our Board of Directors reauthorized the repurchase program of up to 3,000,000 shares of our common stock through December 31, 2023. During the year ended December 31, 2022, the Company did not repurchase any shares under the stock repurchase program.

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

Dividends

During the twelve months ended December 31, 2022, we declared dividends totaling $1.60 per share generating a dividend yield of approximately 17.6% based on the stock closing price of $9.11 on December 30, 2022

Book Value

    The following chart reflects our book value per common share basic and diluted shares over five consecutive quarters:

Book Value
40
30
20
10
0
31.98
27.33
23.23
16.22
15.70
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
Period Ending
Book Value

    We continue to implement measures to improve our balance sheet by increasing liquidity, reducing leverage, and seeking alternative financing arrangements to preserve long-term shareholder value. The decrease in book value to $15.70 at December 31, 2022 when compared to our September 30, 2022 book value of $16.22 was primarily driven by spread widening across our holdings, but mainly from our residential whole loans due to their relative size in the overall portfolio.
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
Results of Operations
Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

General
In 2022, we continued to make progress towards strengthening our balance sheet and improving liquidity. During the year ended December 31, 2022, through a series of transactions, we repaid in full our convertible senior unsecured notes outstanding, which matured on October 1, 2022. We also amended and extended two key financing facilities, our Residential Whole Loan Facility and our Non-Agency RMBS and Non-Agency CMBS Facility, resulting in improved advance rates and lowered interest rates. These facilities have limited mark-to-market provisions (See Note 7, "Financings" to the consolidated financial statements contained in this Annual Report on Form 10-K for additional details.).

For the year ended December 31, 2022, we generated a net loss of $89.1 million or $14.77 per basic and diluted weighted common share, compared to a net loss of $49.0 million or $8.07 per basic and diluted weighted common share for the year ended December 31, 2021. This was largely due to a decrease in the value of our securitized commercial loan, consolidated in accordance with VIE guidance, resulting in an unrealized loss of $297.3 million, as well as spread widening with respect to the pricing of residential whole loans throughout 2022. This decline in fair value of residential whole loans of $108.7 million was partially offset by $3.5 million of unrealized gains on derivatives due to our hedging activity. We also reduced the value of CRE 3, during the third quarter of 2022 by $18.1 million, as senior lenders consummated a foreclosure on the equity interest in the property. The loan was sold in 2023 for a sales price equal to its fair value at December 31, 2022 (See Note 6, "Commercial Loans" to the consolidated financial statements contained in this Annual Report on Form 10-K for additional details.).

In contrast, for the year ended December 31, 2021, we recognized a net loss of $49.0 million or $8.07 per basic and diluted weighted common share, which was primarily attributable to a decline in fair value of our commercial real estate loans.
The following tables set forth certain information regarding our net interest income on our investment portfolio for the years ended December 31, 2022 and December 31, 2021 (dollars in thousands):

Year ended December 31, 2022	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets
Investments
Agency RMBS	$59	$12	20.34%
Non-Agency RMBS	41,814	2,108	5.04%
Non-Agency CMBS	133,266	9,744	7.31%
Residential Whole Loans	1,176,706	48,269	4.10%
Residential Bridge Loans	5,364	1,223	22.80%
Commercial Loans	188,016	5,535	2.94%
Securitized commercial loan	1,274,894	88,171	6.92%
Other securities	44,677	3,657	8.19%
Total investments	$2,864,796	$158,719	5.54%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$357,536	$12,176	3.41%
Convertible senior unsecured notes, net	106,099	9,364	8.83%
Securitized debt	2,176,270	116,192	5.34%
Total borrowings	$2,639,905	$137,732	5.22%

Net interest income and net interest margin(2)		$20,987	0.73%

Year ended December 31, 2021	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$89	$17	19.10%
Non-Agency RMBS	29,128	1,457	5.00%
Non-Agency CMBS	198,214	16,409	8.28%
Residential Whole Loans	917,960	35,092	3.82%
Residential Bridge Loans	10,043	1,099	10.94%
Commercial Loans	270,982	12,537	4.63%
Securitized commercial loan	1,427,347	94,349	6.61%
Other securities	49,330	3,111	6.31%
Total investments	$2,903,093	$164,071	5.65%
	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$419,455	$14,517	3.46%
Convertible senior unsecured notes, net	150,961	12,805	8.48%
Securitized debt	2,078,156	109,588	5.27%
Total borrowings	$2,648,572	$136,910	5.17%

Net interest income and net interest margin(2)		$27,161	0.94%
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
Interest Income
For the years ended December 31, 2022 and December 31, 2021, we earned interest income on our investments of approximately $158.7 million and $164.1 million, respectively. The decrease of approximately $5.4 million was mainly due to a smaller investment portfolio from 2022 payoffs of $216.1 million in our Residential Whole Loans portfolio and the sale of $56.4 million in mortgage-backed securities.
Interest Expense
Interest expense increased by $822 thousand for the year ended December 31, 2022, compared to December 31, 2021, mainly a result of an increase in interest expense paid on securitized debt with respect to our residential whole loans, as two trusts, Arroyo 2022-1 and Arroyo 2022-2, were securitized in 2022. This was partially offset by a decrease in interest expense on our Convertible Senior Notes as the 2022 Notes were paid off throughout the year, and eventually paid in full in October 2022, as well as a decrease in interest expense incurred on securitized debt with respect to commercial loans as these loans are not our Manager's investment focus going forward.
Other income (loss), net
Realized gain (loss), net

Realized gain (loss), net represents the net gain (loss) on sales or settlements from our investment portfolio and debt. The following table presents the realized gains (losses) for each of the years ended December 31, 2022 and December 31, 2021 (dollars in thousands):

	Year ended December 31, 2022				Year ended December 31, 2021
	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency RMBS	$31,790	$255	$(2,652)	$(2,397)	$—	$—	$—	$—
Non-Agency CMBS	10,152	—	(43,934)	(43,934)	27,488	—	(9,266)	(9,266)
Other securities	14,485	—	(2,252)	(2,252)	—	—	—	—
Residential Whole Loans	11,735	43	(76)	(33)	—	—	—	—
Residential Bridge Loans(1)	—	—	—	—	—	20	(205)	(185)
Loans transferred to REO(2)	2,255	—	(69)	(69)	752	15	(36)	(21)
Disposition of REO(3)	55,573	12,198	(232)	11,966	738	54	—	54
Convertible senior unsecured notes(4)	(37,554)	—	50	50	(136,754)	405	(1,914)	(1,509)
Total	$88,436	$12,496	$(49,165)	$(36,669)	$(107,776)	$494	$(11,421)	$(10,927)

(1)Realized gains/losses recognized on the final settlement of the loans.
(2)Realized gains/losses recognized on the transfer of Residential Whole Loans and Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.
(3)Realized gains/losses recognized in connection with the sale of the hotel REO.
(4)Realized gains/losses recognized on the extinguishment of the 2022 Notes. See Note 7, "Financings" to the consolidated financial statements contained in this Annual Report on Form 10-K
Unrealized gain (loss), net
Our investments, and securitized debt, for which we have elected the fair value option are recorded at fair value with the periodic changes in fair value being recorded in earnings. The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.

We recognized an unrealized loss of $63.9 million for the twelve months ended December 31, 2022, mainly driven by unfavorable marks on the securitized commercial loan and residential whole loans.

We recognized an unrealized loss of $46.4 million for the twelve months ended December 31, 2021, mainly driven by the non-performing CRE 3 junior mezzanine loan and our Non-Agency CMBS investments. During the twelve months ended December 31, 2021, the fair value of the commercial mezzanine loan declined significantly, and we recognized an unrealized loss of $51.2 million. Generally, we saw a recovery in asset prices across our residential investments.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021
Agency RMBS	$(62)	$—
Non-Agency RMBS	(9,196)	3,543
Non-Agency CMBS	40,102	(13,322)
Residential Whole Loans	(108,207)	2,850
Residential Bridge Loans	91	928
Commercial loans	(19,977)	(46,813)
Securitized commercial loan	(297,343)	79,972
Other securities	(7,923)	4,468
Securitized debt	338,641	(78,017)
Total	$(63,874)	$(46,391)
Gain (loss) on derivatives, net
As of December 31, 2022, we had interest rate swaps with a notional amount of $158.0 million and no forward starting swaps. Our hedging strategy is designed to mitigate our exposure to interest rate volatility.

The following table presents the components of gain (loss) on derivatives for the years ended December 31, 2022 and December 31, 2021 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Mark-to-market	Return (Recovery) of Basis	Contractual interest income(expense), net(1)	Total
Year ended December 31, 2022
Interest rate swaps	$(3,371)	$13,765	$3,348	$—	$628	$14,370
Interest rate swaptions	(161)	—	—	—	—	(161)
Agency and Non-Agency Interest-Only Strips - accounted for as derivatives	—	—	(242)	(102)	151	(193)
Credit default swaps	(242)	—	393	—	—	151
TBAs	2,051	—	—	—	—	2,051
Total	$(1,723)	$13,765	$3,499	$(102)	$779	$16,218

Year ended December 31, 2021
Interest rate swaps	$—	$490	$(38)	$—	$109	$561
Agency and Non-Agency Interest-Only Strips - accounted for as derivatives	—	—	(206)	(300)	394	(112)
Credit default swaps	64	—	36	—	—	100
Total	$64	$490	$(208)	$(300)	$503	$549
(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.
Other, net
For the years ended December 31, 2022 and December 31, 2021, "Other, net" consisted of expense of $147 thousand and income of $490 thousand, respectively. The balance is mainly comprised of interest on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives and miscellaneous fees collected on residential mortgage loans.
Expenses

Management Fee

We incurred management fee expense of approximately $3.9 million and $5.9 million for the years ended December 31, 2022 and December 31, 2021, respectively. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The decrease was mainly attributable to our Manager voluntarily waiving 25% of its management fee solely for the duration of the calendar year 2022 in order to support our earnings potential and our transition to a residential focused investment portfolio. Future waivers, if any, are at the Manager's discretion.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the consolidated financial statements contained in this Annual Report on Form 10-K.

Other Operating Expenses

We incurred other operating expenses of approximately $1.4 million and $1.5 million for the years ended December 31, 2022 and December 31, 2021, respectively. Other operating cost is comprised of derivative transaction costs, custody, acquisition transaction costs and asset management/loan servicing fees. The decrease was primarily a result of decreased trustee and servicing fees incurred on our commercial loan portfolio as we focus investment efforts on our residential whole loan portfolio, partially offset by an increase in trustee fees related to the two securitizations transacted during 2022.

Transaction Costs

We incurred transaction costs of $6.3 million and $3.2 million for the years ended December 31, 2022 and December 31, 2021, respectively, and costs incurred in connection with our strategic alternative review of $639 thousand. The increase in transaction cost is primarily associated with the Arroyo Trust 2022-1 and Arroyo Trust 2022-2 securitizations that were completed in February 2022 and July 2022, respectively. Transaction costs incurred for the year ended December 31, 2021 were associated with the foreclosure of one of our commercial loans.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2022 and December 31, 2021 were $10.2 million and $10.0 million, respectively. The increase was mainly attributable to an increase in professional fees offset by a decrease in compensation expense due to employee turnover during 2022.

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020
General
Due to the continued uncertainty surrounding the COVID -19 pandemic our results of operations continued to be impacted and for the years ended December 31, 2021 and December 31, 2020 may not be comparable.

In 2021, we continued to make progress towards strengthening our balance sheet and improving liquidity. During the year ended December 31, 2021, through a series of transactions, we reduced the aggregate principal amount of our convertible senior unsecured notes outstanding by $51.1 million and extended the maturity to 2024 for $86.3 million of our convertible senior unsecured debt through the issuance of the 2024 Notes. We also amended and extended two key financing facilities, our Residential Whole Loan Facility and our Non-Agency RMBS and Non-Agency CMBS Facility, resulting in improved advance rates and lowered interest rates. These facilities have limited mark to market provisions (See Note 7, "Financings" to the consolidated financial statements contained in this Annual Report on Form 10-K for additional details.). For the year ended December 31, 2021 we did not receive a margin call on either of these facilities.

For the year ended December 31, 2021, we generated a net loss of $49.0 million or $8.07 per basic and diluted weighted common share, compared to a net loss of $328.4 million or $57.20 per basic and diluted weighted common share for the year ended December 31, 2020. Although the residential credit markets improved in the twelve months ended December 31, 2021, our commercial real estate investments especially in the retail and hospitality sectors are taking longer to recover, which impacted valuations and was a key driver of the net loss for the period. Our Non-Agency CMBS and Commercial Loan investments declined in fair value by approximately $60.1 million and further losses are possible. However, during the third quarter of 2021, certain of our commercial investments benefited from improvements in the commercial mortgage markets resulting in $157.2 million in payoffs from three commercial loans, a Non-Agency CMBS bond and a risk retention bond. With our new focus of capital allocation in residential real estate-related investments, in the second half of 2021, we deployed capital to acquire $417.8 million in Non-QM loans and in December 2021, we strategically sold three Non-Agency CMBS investments for net proceeds of $27.5 million.

The following tables set forth certain information regarding our net interest income on our investment portfolio for the years ended December 31, 2021 and December 31, 2020 (dollars in thousands):

Year ended December 31, 2021	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	89	17	19.10%
Non-Agency RMBS	29,128	1,457	5.00%
Non-Agency CMBS	198,214	16,409	8.28%
Residential Whole Loans	917,960	35,092	3.82%
Residential Bridge Loans	10,043	1,099	10.94%
Commercial Loans	270,982	12,537	4.63%
Securitized commercial loans	1,427,347	94,349	6.61%
Other securities	49,330	3,111	6.31%
Total	$2,903,093	$164,071	5.65%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$419,455	$14,517	3.46%
Convertible senior unsecured notes, net	150,961	12,805	8.48%
Securitized debt	2,078,156	109,588	5.27%
Total borrowings	$2,648,572	$136,910	5.17%

Net interest income and net interest margin(2)		$27,161	0.94%

Year ended December 31, 2020	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency CMBS	$342,673	$10,700	3.12%
Agency RMBS	58,491	1,988	3.40%
Non-Agency RMBS	32,905	1,539	4.68%
Non-Agency CMBS	262,372	21,798	8.31%
Residential Whole Loans	1,223,043	54,359	4.44%
Residential Bridge Loans	26,354	1,756	6.66%
Commercial Whole-Loans	337,485	23,194	6.87%
Securitized commercial loan	1,093,487	59,212	5.41%
Other securities	53,753	3,482	6.48%
Total	$3,430,563	$178,028	5.19%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$1,108,838	$35,243	3.18%
Convertible senior unsecured notes, net	193,516	16,252	8.40%
Securitized debt	1,864,964	81,096	4.35%
Total borrowings	$3,167,318	$132,591	4.19%

Net interest income and net interest margin(2)		$45,437	1.32%
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

Interest Expense
Interest expense increased by $4.3 million for the year ended December 31, 2021, compared to December 31, 2020, mainly as a result of the consolidation of CSMC USA, which increased interest expense by $48.2 million. However, interest expense on our recourse leverage declined by $24.2 million from lower average borrowings attributable to a smaller investment portfolio, improved terms on our amended residential and securities financing facilities, and the repurchases of our 2022 Notes. Also, in 2021 interest expense declined by $17.9 million related to our securitized debt from the payoff of RETL 2019 Trust and paydown in our residential mortgage-backed debt (Arroyo Trust 2019 and Arroyo Trust 2020).
Other income (loss)
Realized gain (loss) on investments, net

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

The following table presents the sales and realized gains (loss) of our investments for the years ended December 31, 2021 and December 31, 2020 (dollars in thousands):

	Year ended December 31, 2021				Year ended December 31, 2020
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$—	$—	$—	$—	$1,668,149	$116,463	$(6,486)	$109,977
Agency RMBS	—	—	—	—	400,948	12,552	(506)	12,046
Non-Agency RMBS(1)	—	—	—	—	12,658	—	(60)	(60)
Non-Agency CMBS(4)	27,488	—	(9,266)	(9,266)	111,804	1	(23,624)	(23,623)
Other securities	—	—	—	—	35,957	113	(6,223)	(6,110)
Residential Whole Loans	—	—	—	—	144,259	—	(10,511)	(10,511)
Residential Bridge Loans (1)	—	20	(205)	(185)	—	8	(404)	(396)
Loans transferred to REO(2)	752	15	(36)	(21)	419	126	(32)	94
Disposition of REO	738	54	—	54	1,892	18	(808)	(790)
Convertible senior unsecured notes(3)	$(136,754)	$405	$(1,914)	$(1,509)	$(21,975)	$3,644	$—	$3,644
Total	$(107,776)	$494	$(11,421)	$(10,927)	$2,354,111	$132,925	$(48,654)	$84,271
(1)Realized gains/losses recognized on the final settlement of the loans.
(2)Realized gains/losses recognized on the transfer of Residential Bridge Loans to REO. Proceeds represent the fair value less estimated selling costs of the real estate on the date of transfer.
(3)Realized gains/losses recognized on the extinguishment of the 2022 Notes. See Note 7, "Financings" to the consolidated financial statements contained in this Annual Report on Form 10-K for details.
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

We recognized an unrealized loss of $46.4 million for the twelve months ended December 31, 2021, mainly driven by the non-performing CRE 3 junior mezzanine loan and our Non-Agency CMBS investments. During the twelve months ended December 31, 2021 the fair value of the commercial mezzanine loan declined significantly, and we recognized an unrealized loss of $51.2 million. Generally, we saw a recovery in asset prices across our residential investments.

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

The following table presents the components of gain (loss) on derivatives for the year ended December 31, 2021 and December 31, 2020 (dollars in thousands):

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

Transaction Costs

We incurred transaction costs of $3.2 million and $804 thousand for the year ended December 31, 2021 and December 31, 2020, respectively. The increase in transaction costs is primarily associated with the foreclosure of one of our commercial loans. Transaction costs incurred for the year ended December 31, 2020 were associated with the Arroyo Trust 2020-1 securitization that was completed in June 2020.

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

Distributable Earnings
Distributable Earnings is a non-GAAP financial measure that is used by us to approximate cash yield or income associated with our portfolio and is defined as GAAP net income (loss) as adjusted, excluding: (i) net realized gain (loss) on investments and termination of derivative contracts; (ii) net unrealized gain (loss) on investments and debt; (iii) net unrealized gain (loss) resulting from mark-to-market adjustments on derivative contracts; (iv) provision for income taxes; (v) non-cash stock-based compensation expense; (vi) non-cash amortization of the convertible senior unsecured notes discount; (vii) one-time charges such as acquisition costs, strategic review expenses and impairment on loans and (viii) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between us, our Manager and our independent directors and after approval by a majority of our independent directors.
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

Due to the significant amount of investment sales, resulting from the market volatility created by the COVID-19 pandemic, our Distributable Earnings for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 are not comparable.
The table below reconciles Net Loss to Distributable Earnings for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

(dollars in thousands)	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Net loss attributable to common stockholders and participating securities	$(89,079)	$(48,953)	$(328,354)
Income tax provision	171	99	396
Net loss before income taxes	(88,908)	(48,854)	(327,958)

Adjustments:
Investments:
Net unrealized loss on investments and securitized debt	63,874	46,391	221,387
Net realized (gain) loss on investments	40,204	9,418	(80,627)
One-time transaction costs	6,424	2,415	21,232

Derivative Instruments:
Net realized (gain) loss on derivatives	(12,003)	(490)	193,155
Net unrealized (gain) loss on derivatives	(3,499)	208	3,953

Other:
Realized (gain) loss on extinguishment of convertible senior unsecured notes	(50)	1,509	(3,644)
Amortization of discount on convertible senior unsecured notes	820	944	1,097
Other non-cash adjustments	—	977	3,304
Non-cash stock-based compensation expense	435	618	699
Total adjustments	96,205	61,990	360,556
Distributable Earnings (non-GAAP)	$7,297	$13,136	$32,598

Alternatively, our Distributable Earnings can also be derived as presented in the table below by starting with adjusted net interest income, which includes interest income on Interest-Only Strips accounted for as derivatives and other derivatives, and net interest expense incurred on interest rate swaps and foreign currency swaps and forwards (a non-GAAP financial measure) subtracting total expenses, adding non-cash stock based compensation, adding one-time transaction costs, adding amortization of discount on convertible senior notes, and adding interest income on cash balances and other income (loss), net.

(dollars in thousands)	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Net interest income	$20,987	$27,161	$45,437
Interest income from IOs and IIOs accounted for as derivatives	49	94	228
Net interest income (expense) from interest rate swaps	628	109	(1,133)
Adjusted net interest income	21,664	27,364	44,532
Total expenses	(21,810)	(20,648)	(38,907)
Other non-cash adjustments	—	977	3,304
Non-cash stock-based compensation	435	618	699
One-time transaction costs	6,424	2,415	21,232
Amortization of discount on convertible unsecured senior notes	820	944	1,097
Interest income on cash balances and other income (loss), net	(108)	554	649
Income (loss) attributable to non-controlling interest	(128)	912	(8)
Distributable Earnings (non-GAAP)	$7,297	$13,136	$32,598

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

The table below is a reconciliation of the GAAP Book Value to non-GAAP Economic Book Value (dollars in thousands - except per share data):

	$ Amount	Per Share
GAAP Book Value at December 31, 2022	$94,804	$15.70

Adjustments to deconsolidate VIEs and reflect our interest in the securities owned
Deconsolidation of VIEs assets	(2,184,881)	(361.85)
Deconsolidation of VIEs liabilities	2,067,003	342.33
Interest in securities of VIEs owned, at fair value	127,081	21.05
Economic Book Value (non-GAAP) at December 31, 2022	$104,007	$17.23

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
Adjusted net interest margin is a non-GAAP financial measure calculated by dividing annualized adjusted net investment income for the period by adjusted total investments for the period. Adjusted net interest margin provides investors visibility into the Company’s profitability of interest income versus interest expense after excluding consolidating VIEs and adding the net effect of our interest rate swaps and derivatives. However, since adjusted net interest margin is an adjusted measure derived from net investment income (non-GAAP), and differs from net income (loss) as computed in accordance with GAAP, which may not be comparable to similar measures provided by other companies it should be considered as supplementary to, and not as a substitute for, net income margin computed by net income (loss) in accordance with GAAP.
The following tables set forth certain information regarding our non-GAAP adjusted net investment income and adjusted net interest margin which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and excludes the interest expense for third-party consolidated VIEs for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 (dollars in thousands):

Year ended December 31, 2022	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,023	$61	5.96%
Non-Agency RMBS	41,814	2,108	5.04%
Non-Agency CMBS	133,266	9,744	7.31%
Residential Whole Loans	1,176,706	48,269	4.10%
Residential Bridge Loans	5,364	1,223	22.80%
Commercial Loans	188,016	5,535	2.94%
Securitized commercial loans	1,274,894	88,171	6.92%
Other securities	44,677	3,657	8.19%
Total investments	$2,865,760	$158,768	5.54%
Adjustments:
Securitized commercial loans from consolidated VIEs	(1,274,894)	(88,171)	6.92%
Investments in consolidated VIEs eliminated in consolidation	13,966	881	6.31%
Adjusted total investments	$1,604,832	$71,478	4.45%
	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$357,536	$12,176	3.41%
Convertible senior unsecured notes, net	106,099	9,364	8.83%
Securitized debt	2,176,270	116,192	5.34%
Interest rate swaps	n/a	(628)	(0.02)%
Total borrowings	$2,639,905	$137,104	5.19%
Adjustments:
Securitized debt from consolidated VIEs(3)	$(1,267,886)	$(84,219)	6.64%
Adjusted total borrowings	$1,372,019	$52,885	3.85%

Adjusted net investment income (non-GAAP) and adjusted net interest margin (non-GAAP)		$18,593	1.16%
(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CMSC USA.

Year ended December 31, 2021	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,353	$111	8.20%
Non-Agency RMBS	29,128	1,457	5.00%
Non-Agency CMBS	198,214	16,409	8.28%
Residential Whole Loans	917,960	35,092	3.82%
Residential Bridge Loans	10,043	1,099	10.94%
Commercial Loans	270,982	12,537	4.63%
Securitized commercial loans	1,427,347	94,349	6.61%
Other securities	49,330	3,111	6.31%
Total investments	$2,904,357	$164,165	5.65%
Adjustments:
Securitized commercial loan from consolidated VIEs	(1,427,347)	(94,349)	6.61%
Investments in consolidated VIE eliminated in consolidation	45,647	3,649	7.99%
Adjusted total investments	$1,522,657	$73,465	4.82%
	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$419,455	$14,517	3.46%
Convertible senior unsecured notes, net	150,961	12,805	8.48%
Securitized debt	2,078,156	109,588	5.27%
Interest rate swaps	—	(109)	—%
Total borrowings	$2,648,572	$136,801	5.17%
Adjustments:
Securitized debt from consolidated VIEs(3)	$(1,389,308)	$(87,635)	6.31%
Adjusted total borrowings	$1,259,264	$49,166	3.90%

Adjusted net investment income (non-GAAP) and adjusted net interest margin (non-GAAP)		$24,299	1.60%
(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from RETL Trust and CMSC USA.

Year ended December 31, 2020	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency CMBS	$343,711	$10,751	3.13%
Agency RMBS	61,008	2,165	3.55%
Non-Agency RMBS	32,905	1,539	4.68%
Non-Agency CMBS	262,372	21,798	8.31%
Residential Whole Loans	1,223,043	54,359	4.44%
Residential Bridge Loans	26,354	1,756	6.66%
Commercial Loans	337,485	23,194	6.87%
Securitized commercial loan	1,093,487	59,212	5.41%
Other securities	53,753	3,482	6.48%
Total investments	$3,434,118	$178,256	4.70%
Adjustments:
Securitized commercial loan from consolidated VIE	(1,093,487)	(59,212)	5.41%
Investment in consolidated VIE eliminated in consolidation	93,688	8,655	9.24%
Adjusted total investments	$2,434,319	$127,699	5.25%

	Average Carrying Value	Total Interest Expense(3)	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$1,108,838	$35,243	3.18%
Convertible senior unsecured notes, net	193,516	16,252	8.40%
Securitized debt	1,864,964	81,096	4.35%
Interest rate swaps	—	1,133	0.04%
Total borrowings	$3,167,318	$133,724	4.22%
Adjustments:
Securitized debt from consolidated VIE(4)	$(986,786)	$(53,118)	5.38%
Adjusted total borrowings	$2,180,532	$80,606	3.70%

Adjusted net investment income (non-GAAP) and adjusted net interest margin (non-GAAP)		$47,093	1.93%
(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes the net amount received/paid, including accrued amounts and premium amortization for MAC interest rate swaps during the periods included in gain/loss on derivative instruments for GAAP.
(4)Includes only the third-party sponsored securitized debt from RETL Trust, CMSC Trust, MRCD Trust and CMSC USA.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

(dollars in thousands)	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Coupon interest income:
Agency CMBS	$—	$—	$11,336
Agency RMBS	13	47	2,975
Non-Agency RMBS	2,154	2,127	2,732
Non-Agency CMBS	9,129	9,874	15,331
Residential Whole Loans	54,206	44,867	59,698
Residential Bridge Loans	1,223	1,121	1,815
Commercial Loans	5,535	12,390	22,832
Securitized commercial loans	61,533	69,646	49,370
Other securities	3,383	4,685	8,263
Subtotal coupon interest	$137,176	$144,757	$174,352
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	$(1)	$(30)	$(987)
Agency CMBS	—	—	(636)
Non-Agency RMBS	(46)	(670)	(1,193)
Non-Agency CMBS	615	6,535	6,467
Residential Whole Loans	(5,937)	(9,775)	(5,339)
Residential Bridge Loans	—	(22)	(59)
Commercial Loans	—	147	362
Securitized commercial loans	26,638	24,703	9,842
Other securities	274	(1,574)	(4,781)
Subtotal accretion and amortization	$21,543	$19,314	$3,676
Interest income	$158,719	$164,071	$178,028
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$151	$394	$1,324
Amortization of basis	(102)	(300)	(1,096)
Subtotal	$49	$94	$228
Total adjusted interest income (non-GAAP)	$158,768	$164,165	$178,256

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

The following table reconciles the Effective Cost of Funds (non-GAAP financial measure) with interest expense for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	Year ended December 31, 2022		Year ended December 31, 2021		Year ended December 31, 2020
(dollars in thousands)	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$137,732	5.22%	$136,910	5.17%	$132,591	4.19%
Adjustments:
Interest expense on Securitized debt from consolidated VIEs	(84,219)	(6.64)%	(87,635)	(6.31)%	(53,118)	(5.38)%
Net interest (received) paid —interest rate swaps	(628)	(0.02)%	(109)	—%	1,133	0.04%
Effective Cost of Funds (non-GAAP)	$52,885	3.85%	$49,166	3.90%	$80,606	3.70%
Weighted average borrowings	$1,372,019		$1,259,264		$2,180,532

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
We currently believe we have sufficient liquidity and capital resources available, for at least the next 12 months, to fund our operations, meet our financial obligations, purchase our target assets, and make dividend payments to maintain our REIT qualifications. As of December 31, 2022, we had $18.0 million in cash and cash equivalents. Our other sources of liquidity were unencumbered investments, and unused borrowing capacity in certain borrowing facilities since the amount borrowed is less than the maximum advance rate.

Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Generated from Operations
For the year ended December 31, 2022, net cash provided by operating activities was approximately $15.5 million. This was primarily attributable to margin settlements of interest rate swaps, the net interest income on our investments, realized gain on the sale of an REO hotel, less operating expenses, and general and administrative expenses. For the year ended December 31, 2021, net cash provided by operating activities was approximately $2.1 million. This was primarily attributable to the net interest income on our investments, less operating expenses, and general and administrative expenses. For the year ended December 31, 2020, net cash used in operating activities was by approximately $147.6 million. This was primarily attributable to the net loss on our investments net of adjustments pertaining to the amortization/accretion of premiums and discounts and other non-cash items less operating expenses, general and administrative expenses, and margin settlements on our interest rate swaps.
Cash Provided by and Used in Investing Activities
For the year ended December 31, 2022, net cash used in investing activities was approximately $56.3 million. The net cash provided by investing activity was primarily attributable to purchases of Non-Agency RMBS and residential whole loans during the period, which was partially offset by receipts of principal payments and payoffs on our investments and the sale of an REO hotel and mortgage backed securities. For the year ended December 31, 2021, net cash provided by investing activities was approximately $512.7 million. The net cash provided by investing activity was primarily attributable to proceeds from payoffs in our commercial and residential whole loans and principal payments on our investments, which was partially offset by our investment acquisitions. For the year ended December 31, 2020, net cash provided by investing activities was approximately $2.7 billion. This was primarily attributable to proceeds from sales and receipts of principal payments on our investments, which were partially offset by our investment acquisitions.
Cash Provided by and Used in Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities was approximately $18.6 million. This was primarily attributable to the net cash proceeds from the Arroyo Trust 2022-1 and Arroyo Trust 2022-2 securitizations, which was partially offset by a decrease in repurchase agreement borrowings, paydowns in our securitized debt, and the repayment in full of our 2022 Notes at maturity. For the year ended December 31, 2021, net cash used in financing activities was approximately $582.0 million. This was primarily attributable to extinguishment of $137.3 million principal amount of the 2022 Notes, the repayments on securitized debt, and distribution of escrows related to consolidated VIEs and the payment of dividends on our common stock The proceeds from the issuance of the 2024 Notes partially offset the net cash used in financing activities. For the year ended December 31, 2020, net cash used in financing activities was approximately $2.5 billion. This was primarily attributable to net repayments of our repurchase agreement borrowings. Our net cash provided by financing activities was partially offset by dividends paid on our common stock.
Financing Facilities
Repurchase Agreements
As of December 31, 2022, we had borrowings under six of our master repurchase agreements of approximately $193.1 million. The following table presents our repurchase agreement borrowings, by type of collateral pledged, as of December 31, 2022 and December 31, 2021, and the respective effective cost of funds (non-GAAP financial measure) for the years ended December 31, 2022 and December 31, 2021, respectively. See "Non-GAAP Financial Measures" (dollars in thousands):

Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
December 31, 2022
Agency RMBS, at fair value	$293	$249	4.78%	2.00%	2.00%	25.00%
Non-Agency RMBS, at fair value(2)	67,366	104,487	7.16%	4.25%	4.25%	45.25%
Non-Agency CMBS, at fair value(2)	55,154	83,925	6.30%	3.49%	3.49%	40.00%
Residential Whole Loans, at fair value(3)	3,633	3,229	6.66%	2.75%	2.75%	10.00%
Residential Bridge Loans(3)	—	—	—%	3.88%	3.88%	—%
Commercial Loans, at fair value(3)	48,032	66,864	6.13%	3.82%	3.82%	28.23%
Other securities, at fair value	18,639	27,262	6.38%	3.49%	3.49%	37.38%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.18)%	n/a
Total	$193,117	$286,016	6.57%	3.41%	3.23%	38.06%

December 31, 2021
Agency RMBS, at fair value	$976	$1,172	1.02%	1.10%	1.10%	25.00%
Non-Agency RMBS, at fair value	38,354	66,555	2.94%	3.10%	3.10%	39.29%
Non-Agency CMBS, at fair value	—	107,624	—%	3.04%	3.04%	40.00%
Residential Whole Loans, at fair value(3)	397,970	453,447	2.31%	4.86%	4.86%	10.00%
Residential Bridge Loans(3)	4,368	5,207	2.61%	2.68%	2.68%	20.00%
Commercial Loans, at fair value(3)	70,124	101,459	2.36%	2.62%	2.62%	29.73%
Membership interest(4)	2,457	51,648	3.50%	2.78%	2.78%	37.05%
Other securities, at fair value	—	—	2.90%	3.02%	3.02%	—%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.03)%	n/a
Total	$514,249	$787,112	2.30%	3.46%	3.43%	19.14%

(1)Weighted Average Effective Cost of Funds (non-GAAP) for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps of approximately $628 thousand received and $109 thousand received for the years ended December 31, 2022 and 2021, respectively. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See "Non-GAAP Financial Measures."
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

In connection with our repurchase agreement financings and interest rate swaps, we may receive margin calls or make a margin call from our counterparties. Our ability to meet future margin calls will be affected by our ability to use cash, draw on the unused capacity existing on financing facilities or obtain financing from unpledged collateral, the amount of which can vary based on the market value of such collateral. Our cash position fluctuates based on the timing of our operating, investing, and financing activities and is managed based on our anticipated cash needs. In 2022, we met our margin calls, and the cash collateral related to margin calls held by counterparties on December 31, 2022, was approximately $3.4 million.
At-The-Market Program
    In March 2017, we entered into an equity distribution agreement with JMP Securities LLC, or "JMP", which was amended on June 5, 2020, under which we may offer and sell up to $100 million in shares of common stock in an At-The-Market equity offering from time to time through JMP.

Contractual Obligations and Commitments
Our contractual obligations as of December 31, 2022 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$193,117	$—	$—	$—	$193,117
Contractual interest on repurchase agreements	7,715	—	—	—	7,715
Convertible senior unsecured notes	—	86,250	—	—	86,250
Contractual interest on convertible senior unsecured notes	5,822	5,822	—	—	11,644
Securitized debt(2)	—	1,370,692	—	1,041,137	2,411,829
Contractual interest on securitized debt	93,800	173,568	75,342	1,038,174	1,380,884
Total	$300,454	$1,636,332	$75,342	$2,079,311	$4,091,439

(1)The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
(2)The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $2.5 billion. Assumes entire outstanding principal balance at December 31, 2022 is paid at maturity.
Management Agreement
On May 9, 2012, we entered into a management agreement (the "Management Agreement") with our Manager which describes the services to be provided by our Manager and compensation for such services. Our Manager is responsible for managing our operations, including: (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our Board of Directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; (iv) performing asset management duties; and (v) performing financial and accounting management, subject to the direction and oversight of our Board of Directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.50% per annum of our stockholders' equity, (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The Manager waived the management fee for March 2020 through May 2020 because of the unprecedented market disruption and dislocation across fixed income markets surrounding the uncertainty related to COVID-19 pandemic. In December 2021, the Manager agreed to voluntarily waive 25% of its management fee solely for the duration of calendar year 2022 in order to support the earnings potential of the Company and its transition to a residential focused investment portfolio. Future waivers, if any, are at the Manager's discretion. Refer to Note 10, "Related Party Transactions" to the consolidated financial statements contained in this Annual Report on Form 10-K.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

As of December 31, 2022, three of the counterparties with which we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity. Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at December 31, 2022, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(107.97)%	(1.42)%
+0.50%	(54.01)%	(0.71)%
-0.50%	54.09%	0.73%
-1.00%	108.25%	1.47%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2022. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

Real Estate Risk

Residential and commercial property values are subject to volatility and may be adversely affected by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as the supply of housing stock); changes or continued weakness in specific industry segments; construction quality, age, and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

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

The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate MBS and other fixed rate assets will remain static. Further, certain of our floating rate assets may contain annual or lifetime interest rate caps as well as limit the frequency or timing of changes to the underlying interest rate index. This could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/

liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could have a material adverse effect on our liquidity and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Western Asset Mortgage Capital Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Western Asset Mortgage Capital Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Non-Qualified Residential Whole Loans

As described in Note 3 to the consolidated financial statements, the fair value of the Company’s Non-Qualified Residential Whole Loans (“Non-QM”) was $377.1 million as of December 31, 2022. The Company’s valuation is based upon prices obtained from an independent third-party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. The valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's residential whole loans. The assumptions made by the independent third-party pricing service include the market discount rate, default assumption, loss severity and prepayment speeds.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of Non-QM Residential Whole Loans, including controls over management’s loan data and the prices and significant assumptions received from the independent third-party pricing service. These procedures also included, among others, (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for the Non-QM Residential Whole Loan portfolio and (ii) comparing the independent range to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent estimate involved (i) testing the loan data provided by management and (ii) independently developing the assumptions related to the discount rate, default assumptions, loss severity and prepayment speeds by utilizing data obtained from market sources and observable transactions under a variety of macroeconomic scenarios.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 10, 2023

We have served as the Company’s auditor since 2011.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$18,011	$40,193
Restricted cash	248	260
Agency mortgage-backed securities, at fair value ($249 and $1,172 pledged as collateral, at fair value, respectively)	767	1,172
Non-Agency mortgage-backed securities, at fair value ($100,115 and $123,947 pledged as collateral, at fair value, respectively)	109,122	133,127
Other securities, at fair value ($27,262 and $51,648 pledged as collateral, at fair value, respectively)	27,262	51,648
Residential Whole Loans, at fair value ($1,089,914 and $1,023,502 pledged as collateral, at fair value, respectively)	1,091,145	1,023,502
Residential Bridge Loans, at fair value (None and $5,207 pledged as collateral, at fair value, respectively)	2,849	5,428
Securitized commercial loans, at fair value	1,085,103	1,355,808
Commercial Loans, at fair value ($66,864 and $101,459 pledged as collateral, at fair value, respectively)	90,002	130,572
Investment related receivable	5,960	22,133
Interest receivable	11,330	11,823
Due from counterparties	6,574	4,565
Derivative assets, at fair value	1	105
Other assets	4,860	45,364
Total Assets(1)	$2,453,234	$2,825,700
Liabilities and Stockholders' Equity:
Liabilities:
Repurchase agreements, net	$193,117	$617,189
Convertible senior unsecured notes, net	83,522	119,168
Securitized debt, net ($1,719,865 and $1,344,370 at fair value and $128,217 and $180,116 held by affiliates, respectively)	2,058,684	1,863,488
Interest payable (includes $655 and $699 on securitized debt held by affiliates, respectively)	12,794	10,272
Due to counterparties	300	—
Derivative liability, at fair value	61	602
Accounts payable and accrued expenses	3,201	4,842
Payable to affiliate	4,028	1,925
Dividend payable	2,415	3,623
Other liabilities	300	262
Total Liabilities(2)	2,358,422	2,621,371
Commitments and contingencies (Note 15)
Stockholders' Equity(3):
Common stock, $0.01 par value, 50,000,000 shares authorized, and 6,038,012 and 6,038,010 outstanding, respectively	60	60
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 57,981 and 57,981 shares held, respectively	(1,665)	(1,665)
Additional paid-in capital	919,238	918,695
Retained earnings (accumulated deficit)	(822,829)	(723,981)
Total Stockholders' Equity	94,804	193,109
Non-controlling interest	8	11,220
Total Equity	94,812	204,329
Total Liabilities and Stockholders' Equity	$2,453,234	$2,825,700
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	December 31, 2022	December 31, 2021
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$—	$266
Restricted cash	248	260
Residential Whole Loans, at fair value ($1,089,914 and $1,023,502 pledged as collateral, at fair value, respectively)	1,091,145	1,023,502
Residential Bridge Loans, at fair value (None and $5,207 pledged as collateral, at fair value, respectively)	2,849	5,207
Securitized commercial loans, at fair value	1,085,103	1,355,808
Commercial Loans, at fair value (None and $14,362 pledged as collateral, at fair value, respectively)	14,362	14,362
Investment related receivable	5,914	22,087
Interest receivable	10,182	10,572
Other assets	509	—
Total assets of consolidated VIEs	$2,210,312	$2,432,064

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, net ($1,719,865 and $1,344,370 at fair value and $128,217 and $180,116 held by affiliates, respectively)	$2,058,684	$1,863,488
Interest payable (includes $655 and $699 on securitized debt held by affiliates, respectively)	8,303	6,480
Accounts payable and accrued expenses	43	78
Other liabilities	248	260
Total liabilities of consolidated VIEs	$2,067,278	$1,870,306
(3) Amounts have been adjusted to reflect the one-for-ten reverse stock split effected July 11, 2022. See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 12, "Stockholders' Equity" to the consolidated financial statements contained in this Annual Report on Form 10-K for additional details.
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)

	For the years ended December 31,
	2022	2021	2020
Net Interest Income
Interest income	$158,719	$164,071	$178,028
Interest expense (includes $13,757, $14,341 and $8,877 on securitized debt held by affiliates, respectively)	137,732	136,910	132,591
Net Interest Income	20,987	27,161	45,437

Other Income (Loss)
Realized gain (loss), net	(36,669)	(10,927)	84,271
Unrealized loss, net	(63,874)	(46,391)	(221,387)
Gain (loss) on derivative instruments, net	16,218	549	(197,703)
Other, net	(147)	490	339
Other Income (Loss)	(84,472)	(56,279)	(334,480)

Expenses
Management fee to affiliate	3,942	5,937	4,544
Transaction costs	6,311	3,236	804
Financing fee	—	—	20,540
Other operating expenses	1,353	1,506	2,051
General and administrative expenses:
Compensation expense	1,650	2,571	2,787
Professional fees	6,031	3,890	4,878
Other general and administrative expenses	2,523	3,508	3,303
Total general and administrative expenses	10,204	9,969	10,968
Total Expenses	21,810	20,648	38,907

Loss before income taxes	(85,295)	(49,766)	(327,950)
Income tax provision	171	99	396
Net loss	(85,466)	(49,865)	(328,346)
Net income (loss) attributable to non-controlling interest	3,613	(912)	8
Net loss attributable to common stockholders and participating securities	$(89,079)	$(48,953)	$(328,354)

Net loss per Common Share — Basic(1)	$(14.77)	$(8.07)	$(57.20)
Net loss per Common Share — Diluted(1)	$(14.77)	$(8.07)	$(57.20)
(1) Amounts have been adjusted to reflect the one-for-ten reverse stock split effected July 11, 2022. See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 12, "Stockholders' Equity" to the consolidated financial statements contained in this Annual Report on Form 10-K for additional details.
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(in thousands—except shares and share data)

	Common Stock Outstanding		Additional Paid-In Capital(1)	Retained Earnings (Accumulated) Deficit	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares(1)	Par
Balance at December 31, 2019	5,352,390	$53	$889,709	$(325,301)	$—	$564,461	$—	$564,461
Net proceeds from public offerings of common stock	603,474	6	22,351	—	—	22,357	—	22,357
Offering costs	—	—	(371)	—	—	(371)	—	(371)
Proceeds from non-controlling interest, net of offering costs	—	—	—	—	—	—	2	2
Exchange of convertible senior notes	135,408	1	3,587	—	—	3,588	—	3,588
Vesting of restricted stock	—	—	699	—	—	699	—	699
Treasury stock	(10,000)	—	—	—	(578)	(578)	—	(578)
Net loss	—	—	—	(328,354)	—	(328,354)	8	(328,346)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(8)	(8)
Dividends declared on common stock	—	—	32	(6,722)	—	(6,690)	—	(6,690)
Balance at December 31, 2020	6,081,272	60	916,007	(660,377)	(578)	255,112	2	255,114
Equity contributions	—	—	—	—	—	—	12,138	12,138
Equity component of convertible unsecured notes	—	—	2,060	—	—	2,060	—	2,060
Exchange of phantom stock for common stock	4,721	—	—	—	—	—	—	—
Offering costs	—	—	(70)	—	—	(70)	—	(70)
Vesting of restricted stock	—	—	619	—	—	619	—	619
Treasury stock	(47,981)	—	—	—	(1,087)	(1,087)	—	(1,087)
Net loss	—	—	—	(48,953)	—	(48,953)	(912)	(49,865)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(8)	(8)
Dividends declared on common stock	—	—	79	(14,651)	—	(14,572)	—	(14,572)
Balance at December 31, 2021	6,038,012	60	918,695	(723,981)	(1,665)	193,109	11,220	204,329
Equity distributions	—	—	—	—	—	—	(14,817)	(14,817)
Vesting of restricted stock	—	—	435	—	—	435	—	435
Net loss	—	—	—	(89,079)	—	(89,079)	3,613	(85,466)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(8)	(8)
Dividends declared on common stock	—	—	108	(9,769)	—	(9,661)	—	(9,661)
Balance at December 31, 2022	6,038,012	$60	$919,238	$(822,829)	$(1,665)	$94,804	$8	$94,812

(1) Amounts have been adjusted to reflect the one-for-ten reverse stock split effected July 11, 2022. See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 12, "Stockholders' Equity" to the consolidated financial statements contained in this Annual Report on Form 10-K for additional details.
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(85,466)	$(49,865)	$(328,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Premium amortization and (discount accretion), net	2,406	1,540	5,141
Interest income earned added to principal of investments	(96)	(485)	(829)
Amortization of deferred financing costs	2,525	5,445	3,577
Amortization of discount on convertible senior unsecured notes	820	944	1,097
Restricted stock amortization	435	618	699
Interest payments and basis recovered on MAC interest rate swaps	—	—	202
Premium on purchase of Residential Whole Loans	(6,619)	(17,058)	(3,858)
Financing fee	—	8,540	12,000
Unrealized loss, net	63,874	46,391	221,387
Unrealized (gain) loss on derivative instruments, net	(3,499)	208	3,953
Realized (gain) loss on exchange and extinguishment of convertible senior notes, net	(50)	1,509	(3,644)
Realized (gain) loss on sale of real estate owned ("REO"), net	(11,966)	(54)	789
Realized (gain) loss on investments, net	48,685	9,472	(81,416)
Loss on derivatives, net	1,762	—	13,134
Changes in operating assets and liabilities:
Interest receivable	493	1,399	5,845
Invested related receivable	—	2,546	(2,544)
Other assets	(848)	339	(905)
Interest payable	2,522	(1,734)	(2,995)
Accounts payable and accrued expenses	(1,639)	2,095	(499)
Payable to affiliate	2,103	(1,246)	1,023
Other liabilities	50	(8,539)	8,541
Net cash provided by (used in) operating activities	15,492	2,065	(147,648)
Cash flows from investing activities:
Purchase of securities	(39,952)	—	(320,996)
Proceeds from sale of securities	56,427	27,488	2,234,048
Principal repayments and basis recovered on securities	7,665	16,704	35,352
Proceeds from sale of REO	55,573	738	2,620
Purchase of Residential Whole Loans	(405,298)	(410,790)	(109,480)
Proceeds from sale of Residential Whole Loans	11,735	—	144,258
Principal repayments on Residential Whole Loans	233,486	411,605	288,568
Principal repayments on Commercial Loans	20,593	103,284	44,819
Principal repayments on securitized commercial loans	—	354,203	349,608
Principal repayments on Residential Bridge Loans	1,491	9,374	22,075
Premium for credit default swaps, net	(347)	—	(14,028)
Net settlements of TBAs	2,051	—	(2,430)
Proceeds from sale of interest rate swaptions	312	—	—
Due from counterparties, net	460	50	2,340
Interest payments and basis recovered on MAC interest rate swaps	—	—	(202)
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the year ended December 31,
	2022	2021	2020
Premium for interest rate swaptions, net	(473)	—	80
Net cash (used in) provided by investing activities	(56,277)	512,656	2,676,632

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	22,357
Payment of offering costs	(2)	(92)	(374)
Repurchase of common stock	—	(1,087)	(578)
Proceeds from repurchase agreement borrowings	3,519,541	4,592,689	10,020,593
Proceeds from convertible note offering	—	86,250	—
Payments on extinguishment of convertible senior notes	(37,555)	(136,754)	(21,975)
Proceeds from offering to non-controlling interest, net of offering costs	—	—	2
Repayments of repurchase agreement borrowings	(3,943,613)	(4,334,346)	(12,486,624)
Proceeds from securitized debt	742,432	—	460,787
Repayments of securitized debt	(234,337)	(683,472)	(579,705)
Financing fee	—	(8,540)	(12,000)
Payments made for deferred financing costs	—	(3,573)	(5,437)
Due from counterparties, net	(2,469)	(2,288)	94,280
Due to counterparties, net	300	(321)	(388)
Increase (decrease) in other liabilities, net	(12)	(75,873)	23,185
Equity distributions to non-controlling interest	(14,817)	—	—
Dividends paid on common stock	(10,869)	(14,598)	(19,633)
Dividends paid to non-controlling interest	(8)	(8)	(8)
Net cash provided by (used in) financing activities	18,591	(582,013)	(2,505,518)

Net (decrease) increase in cash and cash equivalents	(22,194)	(67,292)	23,466
Cash, cash equivalents and restricted cash, beginning of period	40,453	107,745	84,279
Cash, cash equivalents and restricted cash, end of period	$18,259	$40,453	$107,745

Supplemental disclosure of operating cash flow information:
Interest paid	$107,510	$110,707	$119,957
Income taxes paid	$50	$192	$810
Supplemental disclosure of non-cash financing/investing activities:
Underwriting and offering costs payable	$—	$2	$—
Principal payments of securities, not settled	$—	$—	$44
Assets of deconsolidated VIE	$—	$—	$(150,804)
Liabilities of deconsolidated VIE	$—	$—	$143,952
Mortgage-backed securities recorded upon deconsolidation	$—	$—	$6,852
Assets of consolidated VIE	$—	$—	$1,245,287
Liabilities of consolidated VIE	$—	$—	$(1,231,549)
Mortgage-backed securities derecognized upon VIE consolidation	$—	$—	$(13,737)
Dividends and distributions declared, not paid	$2,415	$3,623	$3,649
See notes to consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the year ended December 31,
	2022	2021	2020
Principal payments of Residential Whole Loans, not settled	$4,619	$21,970	$26,885
Principal payments of Residential Bridge Loans, not settled	$1,341	$163	$1,102
Other assets - Transfer of Residential Whole Loans to REO	$2,255	$—	$—
Other assets - Transfer of Residential Bridge Loans to REO	$—	$752	$419
Other assets - Transfer of Commercial Loans to REO	$—	$30,345	$—
Other assets - Transfer of REO from non-controlling interest	$—	$12,138	$—
Financing fee payable	$—	$—	$(8,540)
Exchange of convertible senior notes for commons stock	$—	$—	$3,588

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$18,011	$40,193	$31,613
Restricted cash	248	260	76,132
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$18,259	$40,453	$107,745

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

Note 1—Organization
Western Asset Mortgage Capital Corporation, a Delaware corporation, and its subsidiaries (the “Company”), commenced operations in May 2012. The Company invests in, finances, and manages a portfolio of real estate related securities, Whole Loans, and other financial assets. The Company’s current portfolio is comprised of Non-Qualified ("Non-QM") Residential Whole Loans, Non-Agency RMBS, Commercial Loans, Non-Agency CMBS, and to a lesser extent Agency RMBS, GSE Risk Transfer Securities, Residential Bridge Loans, and asset-backed securities (“ABS”) secured by a portfolio of private student loans. The Company’s investment strategy is based on Western Asset Management Company, LLC’s (the “Manager”) perspective of which mix of portfolio assets it believes provides the Company with the best risk-reward opportunities at any given time. The Company's current investment strategy will focus on residential real estate related investments, including but not limited to non-qualified mortgage loans, Non-agency RMBS, and other related investments. The Manager will vary the allocation among these asset classes subject to maintaining the Company’s qualification as a REIT and maintaining its exemption from the Investment Company Act of 1940, as amended (the “1940 Act”). These restrictions limit the Company’s ability to invest in non-qualified MBS, non-real estate assets, and/or assets which are not secured by real estate.  Accordingly, the Company’s portfolio will continue to be principally invested in qualifying MBS, Whole Loans, and other real estate related assets.
The Company is externally managed by the Manager, an investment advisor registered with the Securities and Exchange Commission (“SEC”).  The Manager is a wholly-owned subsidiary of Franklin Resources, Inc. (“Franklin”). The Company operates and has elected to be taxed as a real estate investment trust or “REIT” commencing with its taxable year ended December 31, 2012.

During the second quarter of 2022, the Company announced that its Board of Directors had authorized a review of strategic alternatives for the Company aimed at enhancing shareholder value, which may include a sale or merger of the Company. JMP Securities, A Citizens Company, has been retained as exclusive financial advisor to the Company. No assurance can be given that the review being undertaken will result in a sale, merger, or other transaction involving the Company, and the Company has not set a timetable for completion of the review process. The current market environment for mortgage REITs remains challenging, given the rapid rise in interest rates and the increased potential for an economic retrenchment, which has added complexity to our exploration of strategic partners. The Company does not intend to make any further statements regarding this process unless and until a definitive agreement for a transaction has been reached, or until the process of exploring strategic alternatives has ended.

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

Following approval by the Company’s stockholders of a reverse stock split between a range of 1-for-5 and 1-for-10 of currently outstanding shares of the Company’s common stock, on June 30, 2022, the Company's board of directors selected a one-for-ten reverse stock split ratio. The one-for-ten reverse stock split was effected on July 11, 2022, which reduced the total number of authorized shares of common stock from 500,000,000 to 50,000,000 and the total number of issued and outstanding shares from 60,380,105 to 6,038,012. The par value per share of our common stock remained unchanged at $0.01. All per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split.

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

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Transfers between levels are determined by the Company at the end of the reporting period. Refer to Note 3, "Fair Value of Financial Instruments" to the financial statements contained in this annual report on Form 10-K.

Mortgage-Backed Securities and Other Securities

The Company's mortgage-backed securities and other securities portfolio primarily consisted of Agency CMBS, Non-Agency CMBS, Agency RMBS, Non-Agency RMBS, ABS and other real estate related securities. These investments are recorded in accordance with ASC 320, “Investments - Debt and Equity Securities” and ASC 325-40, “Beneficial Interests in Securitized Financial Assets”. The Company has chosen to elect the fair value option pursuant to ASC 825, “Financial Instruments” for its mortgage-backed securities and other securities portfolio. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Operations as a component of “Unrealized loss, net”.

Residential Whole Loans

Investments in Residential Whole Loans are recorded in accordance with ASC 310, "Receivables". The Company has chosen to elect the fair value option pursuant to ASC 825 for our entire Residential Whole-Loan portfolio. Residential Whole Loans are recorded at fair value with periodic changes in fair market value being recorded in earnings as a component of "Unrealized loss, net". All other costs incurred in connection with acquiring Residential Whole Loans or committing to purchase these loans are charged to expense as incurred.

Residential Bridge Loans

For the Bridge Loans acquired prior to October 25, 2017, the Company did not elect the fair value option pursuant to ASC 825. These loans are recorded at their principal amount outstanding, net of any premium or discount. Commencing with purchases on October 25, 2017, the Company decided to elect the fair value option pursuant to ASC 825 to be consistent with the accounting of its' other investments, which are all carried at fair value. These loans are recorded at fair value with periodic changes in fair market value being recorded in earnings as a component of "Unrealized loss, net." All other costs incurred in connection with acquiring the Residential Bridge Loans or committing to purchase these loans are charged to expense as incurred. All remaining bridge loans as of December 31, 2022 were purchased subsequent to October 25, 2017 and are accounted for at fair value.

Securitized Commercial Loans

Securitized commercial loans are comprised of commercial loans of consolidated variable interest entities which were sponsored by third parties. These loans are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". The Company has chosen to elect the fair value option pursuant to ASC 825. Accordingly, these loans are recorded at fair value with periodic changes in fair value being recorded in earnings as a component of "Unrealized loss, net".

Commercial Loans

Investments in Commercial Loans, which are comprised of first lien commercial mortgage loans and commercial mezzanine loans, are recorded in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs". The Company has chosen to make the fair value election pursuant to ASC 825 for its Commercial Loan portfolio. Accordingly, these loans are recorded at fair value with periodic changes in fair value being recorded in earnings as a component of "Unrealized loss, net". All other costs incurred in connection with acquiring the Commercial Loans or committing to purchase these loans are charged to expense as incurred.

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

The Company elected the Fair Value Option for all of its investments and accordingly it does not apply the expected loss model in accordance with ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL")" instead the Company records changes in fair value of these investment in the Consolidated Statements of Operations as a component of "Unrealized loss, net".

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

Interest Income Recognition

Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, rated AA and higher at the time of purchase

Interest income on mortgage-backed and other securities is accrued based on the respective outstanding principal balances and corresponding contractual terms. The Company records interest income in accordance with ASC subtopic 310-20 "Receivables - Nonrefundable Fees and Other Costs", using the effective interest method. As such premiums and discounts associated with Agency MBS, Non-Agency MBS and other securities, excluding Interest-Only Strips, are amortized into interest income over the estimated life of such securities. Adjustments to premium and discount amortization are made for actual prepayment activity. The Company estimates prepayments at least quarterly for its securities and, as a result, if the projected prepayment speed increases, the Company will accelerate the rate of amortization on premiums or discounts and make a retrospective adjustment to historical amortization. Alternatively, if projected prepayment speeds decrease, the Company will reduce the rate of amortization on the premiums or discounts and make a retrospective adjustment to historical amortization.

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

Investment Related Receivables

The Company accounts for mortgage payments received from borrowers after the date of record of the trustee and/or recordkeeper but prior to period end as an Investment Related Receivable on the Balance Sheet in accordance with ASC 310, "Receivables." This balance is calculated based on subsequent month servicer and trustee reports and represents actual cash received prior to the date of record. Principal on each loan paid in accordance with this fact pattern is decreased when the amount of cash received prior to period end is known to the Company.

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

The Company may borrow securities under reverse repurchase agreements to deliver a security owned and sold by the Company but pledged to a different counterparty under a separate repurchase agreement when in the Manager’s view terminating the outstanding repurchase agreement is not in the Company’s best interest. Cash paid to the borrower is recorded in the Company’s Consolidated Balance Sheets as an asset. Interest receivable in accordance with reverse repurchase agreements is recorded as accrued interest receivable in the Consolidated Balance Sheets. The Company reflects all proceeds on reverse repurchase agreement and repayment of reverse repurchase agreement, on a net basis in the Consolidated Statements of Cash Flows. Upon sale of a pledged security, the Company recognizes an obligation to return the borrowed security in the Consolidated Balance Sheet in "Due to counterparties." The Company establishes haircuts to ensure the market value of the underlying asset remains sufficient to protect the Company in the event of default by the counterparty. Realized gains and losses associated with the sale of the security are recognized as an adjustment to Net income (loss) in "Realized gain (loss) on investments, net" in the Consolidated Statements of Cash Flows.

Securitized Debt Issued

Securitized debt issued represents Non-QM mortgage-backed securities issued through the Arroyo 2019-2, 2020-1, 2022-1, and 2022-2 securitization entities. Assets at these entities are held in the custody of securitization trustees and are not owned by the Company. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the securitized debt investors. In accordance with accounting guidance for CFEs (ASC 825), we account for the securitized debt issued under Arroyo 2022-1 and Arroyo 2022-2 at fair value, with periodic changes in fair value recorded in "Unrealized gain (loss), net" on our consolidated statements of income (loss). We account for the securitized debt issued under Arroyo 2019-2 and Arroyo 2020-1 at amortized cost. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing costs and classified in "Securitized debt, net" in the Consolidated Balance Sheets.

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

Share-based Compensation

Compensation cost related to restricted common stock or restricted stock units ("RSUs") issued to the Company’s independent directors, is measured at its fair value at the grant date and amortized into expense over the service period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager, including officers and certain directors, of the Company who are employees of the Manager and its affiliates, is initially measured at fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis.

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

From time to time the Company may create and elect to treat certain subsidiaries as Taxable REIT Subsidiaries ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal, state and local corporate income taxes, and its value, along with all other TRS's, may not exceed 20% of the value of the Company. If the TRS generates net income it may declare dividends to the Company, which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and it can increase book equity of the consolidated entity. As of December 31, 2022, the Company has a single wholly-owned subsidiary which it has elected to treat as a domestic TRS.

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

Comprehensive Income (Loss)

The Company has none of the components of comprehensive income (loss) and therefore comprehensive income (loss) is not presented.

Recently adopted accounting pronouncements

Description	Effective Date	Effect on Financial Statements

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).” The amendments in this Update affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed.	January 1, 2024	The Company evaluated the impact this standard may have on its consolidated financial statements and does not believe it will have a material impact on its financial statements and disclosures due to the limited nature of such transactions.
In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which was beyond the current sunset date of Topic 848. Accordingly, during December 2022, the FASB issued ASU 2022-06 to defer the sunset date of ASC Topic 848, Reference Rate Reform, which provides temporary optional relief in accounting for the impact of reference rate reform from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	March 12, 2020 through December 31, 2024	With additional time granted to apply the relief in Topic 848 extended through December 31, 2024, Management will monitor legacy LIBOR reference rate contracts outstanding as of December 31, 2022 in the investment portfolio, as either they will terminate prior to the June 30, 2023 LIBOR cessation date currently set by the FCA, or the Company will use the practical expedients per Topic 848 to account for modifications to contracts prospectively within the scope of Topics 310, Receivables, and 470, Debt, as a continuation of the existing contracts, as long as no modifications effecting maturity or other terms are modified. The Company will adjust the effective interest rate of all contracts, hedging relationships, and other transactions that reference LIBOR to revised reference rates and spreads as they occur. The variable- and floating-rate note sectors have primarily transitioned away from LIBOR as the market has already adapted to the secured overnight financing rate (SOFR), as the primary index used by issuers. The Company believes this will not have a material impact on its financial statements and disclosures.

Note 3—Fair Value of Financial Instruments
The following tables present the Company's financial instruments carried at fair value as of December 31, 2022 and December 31, 2021, based upon the valuation hierarchy (dollars in thousands):

	December 31, 2022
	Fair Value
Assets	Level I	Level II	Level III	Total
Agency RMBS Interest-Only Strips	$—	$—	$53	$53
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	714	714
Subtotal Agency MBS	—	—	767	767

Non-Agency CMBS	—	85,435	—	85,435
Non-Agency RMBS	—	22,483	—	22,483
Non-Agency RMBS Interest-Only Strips	—	—	1,204	1,204
Subtotal Non-Agency MBS	—	107,918	1,204	109,122

Other Securities	—	27,262	—	27,262
Total Mortgage-backed Securities and Other Securities	—	135,180	1,971	137,151

Residential Whole Loans	—	—	1,091,145	1,091,145
Residential Bridge Loans	—	—	2,849	2,849
Commercial Loans	—	—	90,002	90,002
Securitized Commercial Loan	—	—	1,085,103	1,085,103
Derivative Assets	—	1	—	1
Total Assets	$—	$135,181	$2,271,070	$2,406,251

Liabilities
Derivative Liabilities	$—	$61	$—	$61
Securitized Debt	—	1,710,938	8,927	1,719,865
Total Liabilities	$—	$1,710,999	$8,927	$1,719,926

	December 31, 2021
	Fair Value
Assets	Level I	Level II	Level III	Total
Agency RMBS Interest-Only Strips	$—	$—	$114	$114
Agency RMBS Interest-Only Strips accounted for as derivatives, included in MBS	—	—	1,058	1,058
Subtotal Agency MBS	—	—	1,172	1,172

Non-Agency CMBS	—	99,630	5,728	105,358
Non-Agency RMBS	—	25,652	—	25,652
Non-Agency RMBS Interest-Only Strips	—	—	2,117	2,117
Subtotal Non-Agency MBS	—	125,282	7,845	133,127

Other securities	—	51,648	—	51,648
Total mortgage-backed securities and other securities	—	176,930	9,017	185,947

Residential Whole Loans	—	—	1,023,502	1,023,502
Residential Bridge Loans		—	5,428	5,428
Commercial Loans	—	—	130,572	130,572
Securitized Commercial loan	—	—	1,355,808	1,355,808
Derivative assets	—	105	—	105
Total Assets	$—	$177,035	$2,524,327	$2,701,362

Liabilities
Derivative liabilities	$—	$602	$—	$602
Securitized debt	—	1,329,451	14,919	1,344,370
Total Liabilities	$—	$1,330,053	$14,919	$1,344,972
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
Residential Whole Loans and Residential Bridge Loans
    Values for the Company's Residential Whole Loans and Residential Bridge Loans are based upon prices obtained from an independent third-party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's residential whole loans and residential bridge loans. The key loan inputs include loan balance, interest rate, loan to value, delinquencies and fair value of the collateral for collateral dependent loans. The assumption made by the independent third-party pricing service includes the market discount rate, default assumptions and loss severity. Other inputs and assumptions relevant to the pricing of residential whole loans include FICO scores and prepayment speeds.
The independent third-party pricing service used a combination of recent loan trades and recent residential whole loans securitization transactions adjusted for deal cost and liquidity premium, to form their opinion on the appropriate discount rate.
    The Company reviews the analysis provided by pricing service as well as the key assumptions made available to the Company. Due to the inherent uncertainty of such valuation, the fair values established for residential whole loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. In addition, the fair values for the Company’s Non-QM residential whole loans held in Arroyo Trust 2022-1 and Arroyo Trust 2022-2, are measured using the fair value of the securitized debt based on the CFE valuation methodology. See Note 5, "Residential Whole Loans and Residential Bridge Loans" to the consolidated financial statements contained in this Annual Report on Form 10-K for additional details. Accordingly, the Company classifies its Residential Whole Loans and Residential Bridge Loans as Level III.
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
The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value at			Range
	December 31, 2022	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average
Residential Whole Loans	$1,091,145	Discounted Cash Flow	Market Discount Rate	6.0%	8.4%	6.8%
			Weighted Average Life	1.4	10.4	5.4
Residential Bridge Loans	$2,849	Discounted Cash Flow	Market Discount Rate	12.9%	35.7%	22.4%
			Weighted Average Life	0.4	4.1	2.0
Securitized Commercial Loans	$1,085,103	Market Comparables, Vendor Pricing	Weighted Average Life	2.7	2.7	2.7
Commercial Loans	$90,002	Discounted Cash Flow	Market Discount Rate	8.4%	9.6%	9.2%
			Weighted Average Life	0.3	2.4	1.2

	Fair Value at			Range
	December 31, 2021	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average
Residential Whole Loans	$1,023,502	Discounted Cash Flow	Market Discount Rate	2.6%	7.5%	3.5%
			Weighted Average Life	1.4	8.9	3.1
Residential Bridge Loans	$5,428	Discounted Cash Flow	Market Discount Rate	9.8%	23.1%	17.2%
			Weighted Average Life	0.3	3.6	2.4
Securitized Commercial Loans	$1,355,808	Market Comparables, Vendor Pricing	Weighted Average Life	3.6	3.6	3.6
Commercial Loans	$130,572	Discounted Cash Flow	Market Discount Rate	4.5%	21.7%	9.3%
			Weighted Average Life	0.5	2.8	1.2

    The following tables present additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value (dollars in thousands):

	Year ended December 31, 2022
	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized Commercial Loans	Securitized Debt
Beginning balance	$1,172	$7,845	$1,023,502	$5,428	$130,572	$1,355,808	$14,919
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	(5,437)	—	—	—	—	—
Purchases	—	—	399,948	—	—	—	—
Sales and settlements	—	—	(11,362)	—	—	—	—
Transfers to REO	—	—	(2,255)	—	—	—	—
Loan modifications / capitalized interest	—	—	21	—	—	—	—
Principal repayments	—	—	(204,720)	(2,670)	(20,593)	—	—
Total net gains/losses included in net income
Realized gains/(losses), net on assets	—	—	(101)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(303)	(863)	(108,698)	91	(19,977)	(297,343)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	(1,840)
Premium and discount amortization, net	(102)	(341)	(5,190)	—	—	26,638	(4,152)
Ending balance	$767	$1,204	$1,091,145	$2,849	$90,002	$1,085,103	$8,927

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(303)	$(509)	$(92,662)	$(76)	$(19,984)	$(297,343)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$1,840

	Year ended December 31, 2021
	Agency MBS	Non-Agency MBS	Other Securities	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized Commercial Loans	Securitized Debt
Beginning balance	$1,708	$34,369	$8,593	$1,008,782	$12,813	$310,523	$1,605,335	$15,418
Transfers into Level III from Level II	—	5,683	—	—	—	—	—	—
Transfers from Level III into Level II	—	(32,471)	(10,306)	—	—	—	—	—
Purchases	—	—	—	422,041	—	—	—	—
Transfers to REO	—	—	—	—	(752)	(30,000)	—	—
Loan modifications / capitalized interest	—	—	—	486	—	—	—	—
Principal repayments	—	(256)	—	(401,075)	(7,312)	(103,285)	(354,202)	—
Total net gains / (losses) included in net income
Realized gains/(losses), net on assets	—	—	—	—	(206)	—	—	—
Unrealized gains/(losses), net on assets(1)	(206)	698	1,657	2,354	907	(46,813)	79,972	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	—	4,056
Premium and discount amortization, net	(330)	(178)	56	(9,086)	(22)	147	24,703	(4,555)
Ending balance	$1,172	$7,845	$—	$1,023,502	$5,428	$130,572	$1,355,808	$14,919

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(206)	$(1,173)	$—	$5,795	$149	$(50,034)	$64,973	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$—	$(3,603)
(1) Gains and losses are included in "Unrealized loss, net" in the Consolidated Statements of Operations.
(2) Gains and losses on securitized debt are included in "Unrealized loss, net" in the Consolidated Statements of Operations.

    Transfers between hierarchy levels for the years ended December 31, 2022 and December 31, 2021 were based on the availability of sufficient observable inputs. Movements from Level II to Level III was based on the back-testing of historical sales transactions performed by the Manager, which did not provide sufficient observable data to meet Level II versus Level III criteria, resulting in the movement from Level II to Level III. Movements from Level III to Level II was based on information received from a third party pricing service which, along with the back-testing of historical sales transactions performed by the Manager, provided the sufficient observable data for the movement from Level III to Level II. The Company did not have transfers between either Level I and Level II or Level I and Level III for the years ended December 31, 2022 and December 31, 2021.
Other Fair Value Disclosures
    The Company's repurchase agreements, convertible senior unsecured notes, and securitized debt from the Arroyo 2019-2 and Arroyo 2020-1 trusts are not carried at fair value in the consolidated financial statements.
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
The following table presents the carrying value and estimated fair value of the Company’s convertible senior unsecured notes and securitized debt that are not carried at fair value as of December 31, 2022 and December 31, 2021 in the consolidated financial statements (dollars in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible senior unsecured notes	83,522	74,712	119,168	122,133
Securitized debt(1)	342,965	309,474	524,649	528,046
Total	$426,487	$384,186	$643,817	$650,179
(1) Carrying value excludes $4.1 million and $5.5 million of deferred financing costs as of December 31, 2022 and December 31, 2021, respectively.

"Due from counterparties" and "Due to counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.
Note 4 - Mortgage-Backed Securities and other securities
    The following tables present certain information about the Company's investment portfolio at December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(4)
Agency RMBS Interest-Only Strips(1)	N/A	N/A	$58	$—	$(5)	$53	—%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	714	0.1%
Total Agency MBS	—	—	58	—	(5)	767	0.1%

Non-Agency RMBS	39,873	(14,423)	25,450	928	(3,895)	22,483	4.2%
Non-Agency RMBS Interest- Only Strips(1)	N/A	N/A	5,204	—	(4,000)	1,204	0.3%
Subtotal Non-Agency RMBS	39,873	(14,423)	30,654	928	(7,895)	23,687	1.1%
Non-Agency CMBS	109,266	(2,763)	106,503	636	(21,704)	85,435	8.1%
Total Non-Agency MBS	149,139	(17,186)	137,157	1,564	(29,599)	109,122	3.8%

Other securities(3)	34,691	(8,581)	31,112	543	(4,393)	27,262	7.2%
Total	$183,830	$(25,767)	$168,327	$2,107	$(33,997)	$137,151	3.9%

	December 31, 2021
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(4)
Agency RMBS Interest-Only Strips(1)	N/A	N/A	$59	$55	$—	$114	1.3%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	1,058	1.3%
Total Agency MBS	—	—	59	55	—	1,172	1.3%

Non-Agency RMBS	36,147	(13,936)	22,211	3,476	(35)	25,652	4.3%
Non-Agency RMBS Interest- Only Strips(1)	N/A	N/A	5,608	—	(3,491)	2,117	0.3%
Subtotal Non-Agency RMBS	36,147	(13,936)	27,819	3,476	(3,526)	27,769	1.0%
Non-Agency CMBS	179,619	(13,088)	166,531	1,543	(62,716)	105,358	5.4%
Total Non-Agency MBS	215,766	(27,024)	194,350	5,019	(66,242)	133,127	3.0%

Other securities(3)	51,159	(8,229)	47,652	4,209	(213)	51,648	5.6%
Total	$266,925	$(35,253)	$242,061	$9,283	$(66,455)	$185,947	3.2%

(1) IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At December 31, 2022, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, and Agency RMBS IOs and IIOs, accounted for as derivatives was $2.4 million, $143.2 million and $13.1 million, respectively. At December 31, 2021, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs and Agency RMBS IOs and IIOs accounted for as derivatives was $2.9 million, $181.0 million and $16.8 million, respectively.
(2) Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(3) Other securities include residual interests in asset-backed securities which have no principal balance and an amortized cost of approximately $5.0 million and $4.7 million, as of December 31, 2022 and December 31, 2021, respectively.
(4) The calculation of the weighted average coupon rate includes the weighted average coupon rates of IOs and IIOs accounted for as derivatives using their notional amounts.

As of December 31, 2022 and December 31, 2021, the weighted average expected remaining term of the MBS and other securities investment portfolio was 6.7 years and 5.9 years, respectively.

    The following tables present the fair value and contractual maturities of the Company's investment securities at December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$53	$—	$—	$53
Agency RMBS Interest-Only Strips, accounted for as derivatives	—	714	—	—	714
Subtotal Agency	—	767	—	—	767

Non-Agency CMBS	64,484	10,469	10,482	—	85,435
Non-Agency RMBS	—	—	8,667	13,816	22,483
Non-Agency RMBS Interest-Only Strips	—	—	230	974	1,204
Subtotal Non-Agency	64,484	10,469	19,379	14,790	109,122

Other securities	6,735	—	13,020	7,507	27,262
Total	$71,219	$11,236	$32,399	$22,297	$137,151

	December 31, 2021
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$—	$114	$—	$114
Agency RMBS Interest-Only Strips, accounted for as derivatives	—	1,058	—	—	1,058
Subtotal Agency	—	1,058	114	—	1,172

Non-Agency CMBS	66,384	17,644	21,171	159	105,358
Non-Agency RMBS	—	—	10,282	15,370	25,652
Non-Agency RMBS Interest-Only Strips	—	—	106	2,011	2,117
Subtotal Non-Agency	66,384	17,644	31,559	17,540	133,127

Other securities	9,255	4,266	25,653	12,474	51,648
Total	$75,639	$22,968	$57,326	$30,014	$185,947
    The following tables present the gross unrealized losses and estimated fair value of the Company's MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$52	$(5)	1	$—	$—	—	$52	$(5)	1
Subtotal Agency	52	(5)	1	—	—	—	52	(5)	1

Non-Agency CMBS	—	—	—	76,365	(21,704)	11	76,365	(21,704)	11
Non-Agency RMBS	19,054	(2,794)	5	1,557	(1,101)	2	20,611	(3,895)	7
Non-Agency RMBS Interest-Only Strips	—	—	—	1,203	(4,000)	4	1,203	(4,000)	4
Subtotal Non-Agency	19,054	(2,794)	5	79,125	(26,805)	17	98,179	(29,599)	22

Other securities	12,483	(2,425)	3	9,468	(1,968)	2	21,951	(4,393)	5
Total	$31,589	$(5,224)	9	$88,593	$(28,773)	19	$120,182	$(33,997)	28

	December 31, 2021
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS	$—	$—	—	$96,080	$(62,716)	16	$96,080	$(62,716)	16
Non-Agency RMBS	—	—	—	201	(35)	1	201	(35)	1
Non-Agency RMBS Interest-Only Strips	—	—	—	2,117	(3,491)	4	2,117	(3,491)	4
Subtotal Non-Agency	—	—	—	98,398	(66,242)	21	98,398	(66,242)	21

Other securities	—	—	—	9,022	(213)	4	9,022	(213)	4
Total	$—	$—	—	$107,420	$(66,455)	25	$107,420	$(66,455)	25
The following table presents components of interest income on the Company's MBS and other securities for the three years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively (dollars in thousands):

	For the year ended December 31, 2022			For the year ended December 31, 2021			For the year ended December 31, 2020
	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income	Coupon Interest	Net (Premium Amortization/ Amortization Basis) Discount Amortization	Interest Income
Agency CMBS	$—	$—	$—	$—	$—	$—	$11,336	$(636)	$10,700
Agency RMBS	13	(1)	12	47	(30)	17	2,975	(987)	1,988
Non-Agency CMBS	9,129	615	9,744	9,874	6,535	16,409	15,331	6,467	21,798
Non-Agency RMBS	2,154	(46)	2,108	2,127	(670)	1,457	2,732	(1,193)	1,539
Other securities	3,383	274	3,657	4,685	(1,574)	3,111	8,263	(4,781)	3,482
Total	$14,679	$842	$15,521	$16,733	$4,261	$20,994	$40,637	$(1,130)	$39,507

    The following tables present the sales and realized gain (loss) of the Company's MBS and other securities for the three years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively (dollars in thousands):

	For the year ended December 31, 2022
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$10,152	$—	$(43,934)	$(43,934)
Non-Agency RMBS	31,790	255	(2,652)	(2,397)
Other securities	14,485	—	(2,252)	(2,252)
Total	$56,427	$255	$(48,838)	$(48,583)

	For the year ended December 31, 2021
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$27,488	$—	$(9,266)	$(9,266)
Total	$27,488	$—	$(9,266)	$(9,266)

	For the year ended December 31, 2020
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Agency CMBS	$1,668,149	$116,463	$(6,486)	$109,977
Agency RMBS	400,948	12,552	(506)	12,046
Non-Agency CMBS	111,804	1	(23,624)	(23,623)
Non-Agency RMBS	12,658	—	(60)	(60)
Other securities	35,957	113	(6,223)	(6,110)
Total	$2,229,516	$129,129	$(36,899)	$92,230

Unconsolidated CMBS VIEs
    The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts. The Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of December 31, 2022 and December 31, 2021, the Company held two and five variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of December 31, 2022 and December 31, 2021, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $15.5 million and $26.5 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of December 31, 2022 and December 31, 2021, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.
Note 5—Residential Whole Loans and Residential Bridge Loans
Residential whole loan trusts
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

As of December 31, 2022, and December 31, 2021, the RMI 2015 Trust owns six and 770 Non-QM Residential Whole Loans with a fair value of $3.2 million and $451.7 million, respectively. The loans are financed under the Company's residential whole loan facility, and the Company holds the financing liability outside the RMI 2015 Trust. Refer to Note 7, "Financings" to the consolidated financial statements contained in this Annual Report on Form 10-K.

Arroyo Mortgage Trust 2019-2

    In May 2019, the Company formed Arroyo Mortgage Trust 2019-2 ("Arroyo Trust 2019"), a wholly-owned subsidiary of the Company, to complete its first residential mortgage-backed securitization comprised $945.5 million of Non-QM Residential Whole Loans. The Arroyo Trust 2019 issued $919.0 million of mortgage-backed notes and retained all the subordinate and residual debt securities ("Owner Certificates"), which includes the required 5% eligible risk retention. Refer to Note 7, "Financings" to the consolidated financial statements contained in this Annual Report on Form 10-K for additional details. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and eliminated intercompany Owner Certificates in consolidation.

As of December 31, 2022, and December 31, 2021, the Arroyo Trust 2019 owns 766 and 1,042 Non-QM Residential Whole Loans with a fair value of $237.6 million and $374.3 million, respectively.
Arroyo Mortgage Trust 2020-1

In June 2020, the Company formed Arroyo Mortgage Trust 2020-1 ("Arroyo Trust 2020"), a wholly-owned subsidiary of the Company, to complete its second residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans. The Arroyo Trust 2020 issued $341.7 million of mortgage-backed notes and retained all the subordinate and residual debt securities, which includes the required 5% eligible risk retention. Refer to Note 7, "Financings" to the consolidated financial statements contained in this Annual Report on Form 10-K. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and eliminated intercompany Owner Certificates in consolidation.

As of December 31, 2022, and December 31, 2021, the Arroyo Trust 2020 owned 432 and 543 Non-QM Residential Whole Loans with a fair value of $135.1 million and $195.7 million, respectively.

Arroyo Mortgage Trust 2022-1

In February 2022, the Company formed Arroyo Mortgage Trust 2022-1 ("Arroyo Trust 2022-1"), a wholly-owned subsidiary of the Company, to complete its third residential mortgage-backed securitization comprised of $432.0 million of Non-QM Residential Whole Loans. The Arroyo Trust 2022-1 issued $398.9 million of mortgage-backed notes and retained all the subordinate and residual debt securities, which includes the required 5% eligible risk retention. Refer to Note 7, "Financings" to the consolidated financial statements contained in this Annual Report on Form 10-K. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and eliminated the intercompany Owners Certificates.

As of December 31, 2022, the Arroyo Trust 2022-1 owned 705 Non-QM Residential Whole Loans with a fair value of $350.7 million. The Company has elected the fair value option for the securitized debt. The fair values for the Company’s Non-QM loans held in the Arroyo Trust 2022-1 are measured using the fair value of the securitized debt based on the CFE valuation methodology. The Company determined that the securitized debt is more actively traded and, therefore, more observable.

Arroyo Mortgage Trust 2022-2

In July 2022, the Company formed Arroyo Mortgage Trust 2022-2 ("Arroyo Trust 2022-2"), a wholly-owned subsidiary of the Company, to complete its fourth residential mortgage-backed securitization comprised of $402.2 million of Non-QM Residential Whole Loans. The Arroyo Trust 2022-2 issued $351.9 million of mortgage-backed notes and retained all the subordinate and residual debt securities, which includes the required 5% eligible risk retention. Note 7, "Financings" to the consolidated financial statements contained in this Annual Report on Form 10-K. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and eliminated the intercompany Owners Certificates.

As of December 31, 2022, the Arroyo Trust 2022-2 owned 1,029 Non-QM Residential Whole Loans with a fair value of $363.3 million. The Company has elected the fair value option for the securitized debt. The fair values for the Company’s Non-QM loans held in the Arroyo Trust 2022-2 are measured using the fair value of the securitized debt based on the CFE valuation methodology. The Company determined that the securitized debt is more actively traded and, therefore, more observable.

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

The Company is no longer allocating capital to Residential Bridge Loans. As of December 31, 2022, and December 31, 2021 there were five and eight remaining Residential Bridge Loans in the portfolio with a fair value of $2.8 million and $5.2 million, respectively. As of December 31, 2022, and December 31, 2021, the trust also owned five and six investor fixed rate residential mortgages with a fair value of $1.2 million and $1.7 million, respectively.

Consolidated residential whole loan and residential bridge loan trusts
The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$—	$266
Residential Whole Loans, at fair value ($1,089,914 and $1,023,502 pledged as collateral, at fair value, respectively)	1,091,145	1,023,502
Residential Bridge Loans, at fair value ($— and $5,207 pledged as collateral, at fair value, respectively)	2,849	5,207
Investment related receivable	5,914	22,087
Interest receivable	4,871	5,282
Other assets	509	—
Total assets	$1,105,288	$1,056,344
Securitized debt, net	$981,073	$519,118
Interest payable	3,139	1,316
Accounts payable and accrued expenses	34	69
Total liabilities	$984,246	$520,503

The Residential Whole Loans held by the consolidated Arroyo Trust 2019, Arroyo Trust 2020, Arroyo Trust 2022-1 and Arroyo Trust 2022-2 are held solely to satisfy the liabilities of each respective trust, and has no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the these trusts for the years ended December 31, 2022 and December 31, 2021.
    The following table presents the components of the carrying value of Residential Whole Loans and Residential Bridge Loans as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Principal balance	$1,165,301	$989,143	$3,166	$5,834
Unamortized premium	30,961	31,070	—	—
Unamortized discount	(1,536)	(1,337)	—	—
Amortized cost	1,194,726	1,018,876	3,166	5,834
Gross unrealized gains	2,038	14,190	—	78
Gross unrealized losses	(105,619)	(9,564)	(317)	(484)
Fair value	$1,091,145	$1,023,502	$2,849	$5,428
Residential whole loans
    The Residential Whole Loans have low LTV's and are comprised of 2,938 Non-QM adjustable rate mortgages and five investor fixed rate residential mortgages. The following tables present certain information about the Company's residential whole loan investment portfolio at December 31, 2022 and December 31, 2021 (dollars in thousands):

December 31, 2022
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% - 3.00%	39	$22,277	66.3%	758	8.9	28.3	2.9%
3.01% - 4.00%	402	214,402	66.3%	759	7.3	28.5	3.7%
4.01% - 5.00%	1,337	453,811	64.1%	749	5.5	26.0	4.6%
5.01% - 6.00%	901	363,197	65.6%	742	4.7	26.7	5.4%
6.01% - 7.00%	249	105,933	69.9%	742	3.6	28.4	6.4%
7.01% - 8.00%	15	5,681	75.2%	730	3.0	29.2	7.4%
Total	2,943	$1,165,301	65.6%	748	5.5	27.0	4.8%

(1) The original FICO score is not available for 231 loans with a principal balance of approximately $76.6 million at December 31, 2022. The Company has excluded these loans from the weighted average computations.

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

(1) The original FICO score is not available for 230 loans with a principal balance of approximately $74.3 million at December 31, 2021. The Company has excluded these loans from the weighted average computations.

    The following table presents the various states across the United States in which the collateral securing the Company's Residential Whole Loans at December 31, 2022 and December 31, 2021, based on principal balance, is located (dollars in thousands):

	December 31, 2022			December 31, 2021
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	66.8%	$778,732	California	73.9%	$730,771
New York	9.3%	108,108	New York	11.6%	114,625
Texas	4.8%	56,126	Florida	2.7%	26,293
Florida	4.1%	47,681	Georgia	2.5%	25,106
Georgia	3.5%	40,845	Texas	1.9%	19,062
Other	11.5%	133,809	Other	7.4%	73,286
Total	100.0%	$1,165,301	Total	100.0%	$989,143

Residential bridge loans

The Company is no longer allocating capital to Residential Bridge Loans. The following tables present certain information about the remaining Residential Bridge Loans in the Company's investment portfolio at December 31, 2022 and December 31, 2021 (dollars in thousands):

December 31, 2022
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	2	$1,822	67.5%	N/A	8.7%
9.01% – 11.00%	1	849	90.5%	0.0	10.0%
11.01% – 13.00%	2	495	69.7%	0.0	11.4%
Total	5	$3,166	74.0%	0.0	9.5%

December 31, 2021
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	3	$2,946	70.4%	0.0	8.8%
9.01% – 11.00%	4	2,393	76.7%	0.0	10.4%
11.01% – 13.00%	2	495	69.7%	0.0	11.4%
Total	9	$5,834	72.9%	0.0	9.7%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

The following table presents the various states across the United States in which the collateral securing the Company’s Residential Bridge Loans at December 31, 2022 and December 31, 2021, based on principal balance, is located (dollars in thousands):

December 31, 2022			December 31, 2021
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	55.4%	$1,754	New York	45.1%	$2,631
New York	42.2%	1,337	California	30.1%	1,754
New Jersey	2.4%	75	Florida	19.3%	1,125
Total	100.0%	$3,166	New Jersey	3.7%	219
			Pennsylvania	1.8%	105
			Other	—%	—
			Total	100.0%	$5,834

Non-performing loans

The following table presents the aging of the Residential Whole Loans and Residential Bridge Loans as of December 31, 2022 (dollars in thousands):

	Residential Whole Loans(1)			Residential Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current(1)	2,910	$1,147,412	$1,074,409	—	$—	$—
1-30 days	14	6,983	6,678	—	—	—
31-60 days	—	—	—	—	—	—
61-90 days	6	2,165	2,032	—	—	—
90+ days	13	8,741	8,026	5	3,166	2,849
Total	2,943	$1,165,301	$1,091,145	5	$3,166	$2,849
(1) As of December 31, 2022, there were no loans in forbearance.
Residential whole loans

    As of December 31, 2022, there were 13 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $8.7 million and a fair value of approximately $8.0 million. These nonperforming loans represent approximately 0.8% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 60.0%.

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

Residential bridge loans

    As of December 31, 2022, the Company had five remaining Residential Bridge Loans in the portfolio. Of these, five in non-accrual status with an unpaid principal balance of approximately $3.2 million and a fair value of $2.8 million. These nonperforming loans had an outstanding principal balance of $3.2 million. These loans are collateral dependent.
    As of December 31, 2021, the Company had nine Residential Bridge Loans remaining in the portfolio. Of these, six were in non-accrual status with an unpaid principal balance of approximately $4.8 million and a fair value of $4.4 million. These nonperforming loans had an outstanding principal balance of $5.8 million. These loans are collateral dependent.

    The remaining Residential Bridge Loans were carried at fair value. No allowance for credit losses was recorded because the valuation adjustment as of December 31, 2022 and December 31, 2021, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Residential real estate owned

    As of December 31, 2022 and December 31, 2021, the Company had one and four residential REO properties with an aggregate carrying value of $2.3 million and $1.1 million, respectively, related to foreclosed Residential Whole Loans and Residential Bridge Loans. The REO loan held by the Company as of December 31, 2022 was transferred to REO in December 2022. The residential REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The residential REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Note 6 - Commercial Loans
Commercial Loans

In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company, was formed for the purpose of acquiring Commercial Loans. The Commercial Loans owned by CRE LLC are financed under the Commercial Whole Loan Facility. Refer to Note 7, "Financings" to the consolidated financial statements contained in this Annual Report on Form 10-K for details.

The following table presents information about the Commercial Loans owned by CRE LLC as of December 31, 2022 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 3	August 2019	Interest-Only Mezzanine loan	$90,000	$8,777	58%	1-Month LIBOR plus 9.25%	6/29/2021	None(1)	Entertainment and Retail
CRE 4	September 2019	Interest-Only First Mortgage	22,204	22,050	63%	1-Month SOFR plus 3.38%	8/6/2025(2)	None	Retail
CRE 5	December 2019	Interest-Only First Mortgage	24,535	24,433	62%	1-Month LIBOR plus 3.75%	11/6/2023(3)	One - 12 month extension	Hotel
CRE 6	December 2019	Interest-Only First Mortgage	13,207	13,151	62%	1-Month LIBOR plus 3.75%	11/6/2023(3)	One - 12 month extension	Hotel
CRE 7	December 2019	Interest-Only First Mortgage	7,259	7,229	62%	1-Month LIBOR plus 3.75%	11/6/2023(3)	One - 12 month extension	Hotel
			$157,205	$75,640
(1) At December 31, 2022 CRE 3 was in default and was not eligible for extension. On February 3, 2023, it was sold to an unaffiliated third party for its fair value as of December 31, 2022.
(2) CRE 4 was granted a three-year extension through August 6, 2025, in conjunction with a principal paydown of $16.2 million.
(3) CRE 5, 6, and 7 were each granted a one-year extension through November 6, 2023 and are expected to transition off LIBOR during Q2 2023.

CRE 3 Loan

As of December 31, 2022, the CRE 3 junior mezzanine loan with an outstanding principal balance of $90.0 million was non-performing and past its maturity date of June 29, 2021. On October 25, 2022, the senior mezzanine lender notified the

Company that it had consummated a strict foreclosure under the Uniform Commercial Code of its equity interest in the mortgage borrower, which had the effect of foreclosing out the Company’s subordinate pledge of equity in the retail facility that served as collateral for the junior mezzanine loan. As a result, as of December 31, 2022, the Company’s junior mezzanine loan remained outstanding but without the benefit of the primary collateral supporting the loan.

As a result of the foreclosure noted above, the Company marked down the value of its investment in the CRE 3 junior mezzanine loan from $26.9 million at June 30, 2022 to $8.8 million at September 30, 2022. On February 3, 2023, the CRE 3 loan was sold to an unaffiliated third party for its value of $8.8 million. The fair value of the loan at December 31, 2022 reflects this purchase price.

Commercial loan payoffs

On September 16, 2022, CRE 8, which had an outstanding principal balance of $4.4 million collateralized by assisted living facilities, was paid off in full.

Commercial loan trust
    In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company consolidates the trust because it determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary. As of December 31, 2022, there is one loan remaining in the trust.

    The following table presents information on the commercial real estate mortgage loan held by RSBC Trust as of December 31, 2022 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate(1)	Maturity Date	Extension Option	Collateral
SBC 3	January 2019	Interest-Only First Mortgage	$14,362	$14,362	49%	One-Month LIBOR plus 4.35%	1/6/2023	None	Nursing Facilities
			$14,362	$14,362

(1) During July 2022, the SBC 3 loan was granted an extension through January 6, 2023, with a 25 bps increase in rate and a 25 bps extension fee. Subsequently, in January 2023, the SBC 3 loan was partially paid down by $750.0 thousand and was granted another extension through August 4, 2023, with a 50 bps extension fee.

Securitized commercial loans

Securitized commercial loans are comprised of commercial loans from consolidated third party sponsored CMBS VIE's. At December 31, 2022, the Company had a variable interest in one third party sponsored CMBS VIEs, CSMC Trust 2014-USA, that it determined it was the primary beneficiary and was required to consolidate. The commercial loans that serve as collateral for the securitized debt issued by this VIE can only be used to settle the securitized debt. Refer to Note 7, "Financings" to the consolidated financial statements contained in this Annual Report on Form 10-K for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

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

CSMC Trust 2014-USA

The Company together with other related party entities own more than 50% of the controlling class of CSMC Trust 2014-USA ("CSMC USA"). As of December 31, 2022, the Company held an 8.8% interest in the trust certificates issued by CSMC USA (F Class) with an outstanding principal balance of $14.9 million. The Company performs ongoing reassessment of its CMBS VIE holdings for potential consolidation of the securitized trust in which it owns a portion of the controlling class. Since the ownership of the controlling financial interest is held within a related party group, the Company must determine whether it is the primary beneficiary under the related party tie-breaker rule. As a result of the Company's evaluation, it was determined that the Company is the primary beneficiary of CSMC USA, and effective on August 1, 2020, consolidated CSMC USA. The Company’s investment in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of December 31, 2022. The loan's has a stated maturity date is September 11, 2025 and bears a fixed interest rate of 4.38%. The Company elected the fair value option for the commercial loan as well as the associated securitized debt.

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

Consolidated securitized commercial loan trusts and commercial loan trust

The two commercial consolidated trusts, CSMC USA and RSBC Trust collectively held two commercial loans as of December 31, 2022. The following table presents a summary of the assets and liabilities of the two consolidated trusts included in the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Restricted cash	$248	$260
Securitized commercial loans, at fair value	1,085,103	1,355,808
Commercial Loans, at fair value	14,362	14,362
Interest receivable	5,311	5,290
Total assets	$1,105,024	$1,375,720
Securitized debt, at fair value	$1,077,611	$1,344,370
Interest payable	5,164	5,164
Accounts payable and accrued expenses	9	9
Other liabilities	248	260
Total liabilities	$1,083,032	$1,349,803

The Company’s risk with respect to its investment in the securitized commercial loan trust is limited to its direct ownership in the trust. The commercial loan held by the consolidated securitized commercial loan trust is held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The securitized commercial loan of trust can only be used to satisfy the obligations of that trust. The Company is not contractually required to provide, and has not provided any additional financial support to the securitized commercial trust for the years ended December 31, 2022 and December 31, 2021.

The following table presents the components of the carrying value of the securitized commercial loans and commercial loans as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	CSMC USA Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Principal balance	$1,385,591	$1,385,591	$14,362	$14,362	$157,205	$177,797
Unamortized discount	(84,132)	(110,770)	—	—	—	—
Amortized cost	1,301,459	1,274,821	14,362	14,362	157,205	177,797
Gross unrealized gains	—	80,987	—	—	—	—
Gross unrealized losses	(216,356)	—	—	—	(81,565)	(61,587)
Fair value	$1,085,103	$1,355,808	$14,362	$14,362	$75,640	$116,210
Non-performing commercial loans

The following table presents the aging of the Commercial Loans as of December 31, 2022 (dollars in thousands):

	Commercial Loans
	No of Loans	Principal	Fair Value
Current	5	$81,567	$81,225
1-30 days	—	—	—
31-60 days	—	—	—
61-90 days	—	—	—
90+ days	1	90,000	8,777
Total	6	$171,567	$90,002
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
REO Activity
In December 2022, the Company received payments for its remaining four REO properties of $1.1 million and transferred one Residential Whole Loan property into REO for its carrying value of $2.3 million.

Note 7—Financings
Repurchase agreements
The Company has primarily financed its investment acquisitions with repurchase agreements. The repurchase agreements bear interest at a contractually agreed-upon rate and historically had terms ranging from one month to 12 months.  The Company’s repurchase agreement borrowings are accounted for as secured borrowings when the Company maintains effective control of the financed assets. Under these repurchase agreements, the respective counterparties retain the right to determine the fair value of the underlying collateral. A reduction in the value of pledged assets normally requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, is referred to as a margin call. The inability of the Company to post adequate collateral for a margin call by a counterparty, in a time frame as short as the close of the same business day, could result in a condition of default under the Company’s repurchase agreements, thereby enabling the counterparty to liquidate the collateral pledged by the Company, which may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

In order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on the Company’s liquidity, the Company entered into three longer term financing arrangements to reduce its exposure to short-term financings with daily mark-to-market exposure. Below is a summary of each of these financing arrangements.
Residential whole loan facility
On November 5, 2021, the Company entered into a further amendment of its Residential Whole Loan Facility. The amended facility has a stated capacity of $500.0 million and bears an interest rate to LIBOR plus 2.00%, with a LIBOR floor of 0.25%. The facility is available to finance five types of residential mortgages: Non-Agency mortgage loans, Non-QM loans, investor loans, re-performing and non-performing loans. The advance rates may differ by type of loan, but for performing Non-QM loans the advance rate is 90%. The facility had an original maturity date of November 4, 2022. The facility is a mark to market margin facility; however, the margin requirement is only triggered if the fair value of the collateral declines to below the aggregate outstanding principal amount of the collateral.
On November 9, 2022, the facility was extended to mature on October 25, 2023. It bears interest at a rate of SOFR plus 2.25%, with a SOFR floor of 0.25%.
The Company finances its Non-QM residential whole loans held in RMI 2015 Trust under this facility. As of December 31, 2022, the Company had outstanding borrowings of $3.6 million. The borrowing is secured by against Non-QM Residential Whole Loans with a fair value of $3.2 million and one REO property with a carrying value of $2.3 million as of December 31, 2022.
Non-Agency CMBS and Non-Agency RMBS facility
On May 5, 2021, the Company amended its Non-Agency CMBS and Non-Agency RMBS financing facility to, among other things, extend the facility for an additional 12 months and reduce the interest rate. The amended facility has improved advance rates and bears interest at a rate of three-month LIBOR plus 2.00%.
On May 2, 2022, the facility was extended to mature on May 2, 2023. It bears interest at a rate of SOFR plus 2.00%. As of December 31, 2022, the outstanding balance under this facility was $91.1 million. The borrowing is secured by investments with a fair market value of $129.9 million as of December 31, 2022.
Commercial whole loan facility
On May 5, 2021, the Company amended its Commercial Whole Loan Facility to, among other things, convert the term to a 12-month facility with a stated capacity of up to $100 million. The facility has a 12-month extension option, subject to the lender's consent.
On November 9, 2022, the facility was extended to mature on November 3, 2023. It bears interest at a rate of SOFR plus 2.25%. As of December 31, 2022, the outstanding balance under its facility was $48.0 million. The borrowing is secured by the performing commercial loans that are held in CRE LLC with an estimated fair market value of $66.9 million as of December 31, 2022.

Financial metrics
Certain of the Company’s financing arrangements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if the Company does not maintain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity and liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. The Company was in compliance with the terms of such financial tests as of December 31, 2022.
As of December 31, 2022, the Company had borrowings under six of its master repurchase agreements. The following table summarizes certain characteristics of the Company's repurchase agreements at December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022			December 31, 2021
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-term borrowings:
Agency RMBS	$293	4.78%	32	$976	1.02%	58
Non-Agency RMBS(1)	48,237	7.50%	26	38,354	2.94%	4
Residential Whole Loans(2)	—	—%	0	1,439	2.57%	5
Residential Bridge Loans(2)	—	—%	0	4,368	2.61%	5
Commercial Loans(2)	—	—%	0	6,463	3.20%	5
Other securities	1,776	7.09%	17	2,457	3.50%	18
Total short-term borrowings	50,306	7.47%	26	54,057	2.92%	6
Long-term borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS(1)	55,154	6.30%	122	59,802	2.14%	125
Non-Agency RMBS	19,129	6.30%	122	15,632	2.14%	125
Other securities	16,863	6.30%	122	27,506	2.22%	125
Subtotal	91,146	6.30%	122	102,940	2.16%	125
Residential Whole Loan Facility
Residential Whole Loans(2)	3,633	6.66%	298	396,531	2.25%	308
Commercial Whole Loan Facility
Commercial Loans	48,032	6.13%	307	63,661	2.27%	268
Total long-term borrowings	142,811	6.25%	189	563,132	2.24%	270
Repurchase agreements borrowings	$193,117	6.57%	146	$617,189	2.30%	247
Less unamortized debt issuance costs	—	N/A	N/A	—	N/A	N/A
Repurchase agreements borrowings, net	$193,117	6.57%	146	$617,189	2.30%	247

(1) Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2) Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

    At December 31, 2022 and December 31, 2021, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	December 31, 2022	December 31, 2021
1 to 29 days	$50,013	$53,081
30 to 59 days	293	370
60 to 89 days	—	606
Greater than or equal to 90 days	142,811	563,132
Total	$193,117	$617,189

At December 31, 2022, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	December 31, 2022
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse AG, Cayman Islands Branch	$51,542	171	54.4%
Citigroup Global Markets Inc.	40,235	122	42.4%

Collateral for borrowings under repurchase agreements
    The following table summarizes the Company's collateral positions, with respect to its borrowings under repurchase agreements at December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022			December 31, 2021
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$249	$—	$249	$1,172	$19	$1,191
Non-Agency CMBS, at fair value(1)	83,925	483	84,408	107,624	504	108,128
Non-Agency RMBS, at fair value	104,487	533	105,020	66,555	343	66,898
Residential Whole Loans, at fair value(2)	3,229	3	3,232	453,447	2,674	456,121
Residential Bridge Loans(2)	—	—	—	5,207	91	5,298
Commercial Loans, at fair value(2)	66,864	362	67,226	101,459	360	101,819
Other securities, at fair value	27,262	78	27,340	51,648	100	51,748
Cash(3)	3,410	—	3,410	3,151	—	3,151
Total	$289,426	$1,459	$290,885	$790,263	$4,091	$794,354

(1) Includes securities eliminated upon VIE consolidation.
(2) Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.
(3) Cash posted as collateral is included in "Due from counterparties" in the Company's Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At December 31, 2022 and December 31, 2021, investments held by counterparties as security for repurchase agreements totaled approximately $286.0 million and approximately $787.1 million, respectively. Cash collateral held by counterparties at December 31, 2022 and December 31, 2021 was approximately $3.4 million and $3.2 million, respectively. Cash posted by repurchase agreement counterparties at December 31, 2022 and December 31, 2021 was $300 thousand and $0, respectively.
Convertible Senior Unsecured Notes
6.75% Convertible Senior Unsecured Notes due 2024

In September 2021, the Company issued $86.3 million aggregate principal of convertible senior unsecured notes due 2024 (the “2024 Notes”) for net proceeds of $83.3 million. Interest on the 2024 Notes is paid semiannually. The 2024 Notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture for the 2024 Notes. The initial conversion rate was 33.7952 shares of common stock per $1,000 principal amount of notes and represented a conversion price of $29.59 per share of common stock. The 2024 Notes mature on September 15, 2024, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by the Company except during the final three months prior to maturity.

6.75% Convertible Senior Unsecured Notes due 2022

    At December 31, 2021, the Company had $37.7 million aggregate principal amount of the convertible senior unsecured notes due 2022 (the “2022 Notes”) outstanding. Interest on the 2022 Notes is paid semiannually. The 2022 Notes were repaid in full upon their maturity on October 3, 2022.

The 2022 Notes Exchanges and Repurchases

During the quarters ended December 31, 2021, September 30, 2021, and March 31, 2021, the Company repurchased $8.0 million, $122.6 million, and $6.7 million aggregate principal amount of the 2022 Notes at an approximate 1% premium to par value, 2.8% discount to par value, and 6.3% discount to par value, respectively, plus accrued and unpaid interest.

During the quarters ended September 30, 2022, June 30, 2022, and March 31, 2022, the Company repurchased $1.0 million, $7.2 million, and $3.4 million aggregate principal amount of the 2022 Notes at par value, 0.6% premium to par value, and 0.8% premium to par value, respectively, plus accrued and unpaid interest.

During the quarter ended December 31, 2022, the Company repaid the remaining $26.0 million aggregate principal amount of its 2022 Notes at par value, plus accrued and unpaid interest, upon their maturity.

Securitized Debt

Arroyo Trust 2019-2

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing costs and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust's residential mortgage pass-through certificates at December 31, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$168,131	3.3%	$168,131	4/25/2049
Class A-2	9,017	3.5%	9,017	4/25/2049
Class A-3	14,286	3.8%	14,286	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$216,489		$216,489
Less: Unamortized Deferred Financing Costs	N/A		2,604
Total	$216,489		$213,885

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2019 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At December 31, 2022, residential whole loans, with an outstanding principal balance of approximately $243.3 million, served as collateral for the Arroyo Trust 2019-2's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2020-1

In June 2020, the Company completed a residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans, issuing $341.7 million of mortgage-backed notes. The Company did not elect the fair value option for these notes and accordingly they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2020-1's residential mortgage pass-through certificates at December 31, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$74,425	1.7%	$74,425	3/25/2055
Class A-1B	8,831	2.1%	8,831	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$126,476		$126,476
Less: Unamortized Deferred Financing Costs	N/A		1,542
Total	$126,476		$124,934

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2020 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At December 31, 2022, residential whole loans, with an outstanding principal balance of approximately $140.5 million serve as collateral for the Arroyo Trust 2020's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2022-1

In February 2022, the Company completed a residential-mortgage backed securitization comprised of $432.0 million of Non-QM residential whole loans, issuing $398.9 million of mortgage-backed notes. The Company has chosen to make the fair value election pursuant to ASC 825 (accounting guidance for the fair value of CFE's) for the debt and accordingly the bonds are recorded at fair value in the Consolidated Balance Sheets with the periodic changes in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized loss, net."

The following table summarizes the issued Arroyo Trust 2022-1's residential mortgage pass-through certificates at December 31, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Offered Notes:
Class A-1A	$212,307	2.5%	$194,438	12/25/2056
Class A-1B	82,942	3.3%	73,259	12/25/2056
Class A-2	21,168	3.6%	17,054	12/25/2056
Class A-3	28,079	3.7%	21,308	12/25/2056
Class M-1	17,928	3.7%	12,160	12/25/2056
Total	$362,424		$318,219

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2022-1 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At December 31, 2022, residential whole loans with an outstanding principal balance of approximately $394.7 million serve as collateral for the Arroyo Trust 2022-1's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their fair value plus accrued interest.

Arroyo Trust 2022-2

In July 2022, the Company completed a residential-mortgage backed securitization comprised of $402.2 million of Non-QM residential whole loans, issuing $351.9 million of mortgage-backed notes. The Company has chosen to make the fair value election pursuant to ASC 825 (accounting guidance for the fair value of CFE's) for the debt and accordingly the bonds are recorded at fair value in the Consolidated Balance Sheets with the periodic changes in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized loss, net."

The following table summarizes the issued Arroyo Trust 2022-2's residential mortgage pass-through certificates at December 31, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Offered Notes:
Class A-1	$267,533	5.0%	$260,217	7/25/2057
Class A-2	22,773	5.0%	21,983	7/25/2057
Class A-3	27,749	5.0%	26,619	7/25/2057
Class M-1	17,694	5.0%	15,216	7/25/2057
Total	$335,749		$324,035

The Company retained the non-offered securities in the securitization, which include the Class B-1, Class B-2, Class B-3, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2022-2 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At December 31, 2022, residential whole loans with an outstanding principal balance of approximately $385.0 million serve as collateral for the Arroyo Trust 2022-2's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their fair value plus accrued interest.

Commercial mortgage-backed notes

CSMC 2014 USA

The following table summarizes CSMC 2014 USA's commercial mortgage pass-through certificates at December 31, 2022 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$108,591	9/11/2025
Class A-2	531,700	4.0%	477,678	9/11/2025
Class B	136,400	4.2%	115,782	9/11/2025
Class C	94,500	4.3%	76,304	9/11/2025
Class D	153,950	4.4%	113,229	9/11/2025
Class E	180,150	4.4%	99,858	9/11/2025
Class F	153,600	4.4%	77,242	9/11/2025
Class X-1(1)	n/a	0.7%	7,430	9/11/2025
Class X-2(1)	n/a	0.2%	1,497	9/11/2025
	$1,370,691		$1,077,611
(1) Class X-1 and Class X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of December 31, 2022, respectively.

At December 31, 2022, the Company owned a portion of the class F certificates with an outstanding principal balance of $14.9 million, which is eliminated in consolidation. The remaining CSMC USA debt that we elected the fair value option had a fair value of $1.1 billion, and is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the remaining outstanding principal balance of $1.4 billion, $186.0 million is owned by related parties and $1.2 billion is owned by third parties. The securitized debt of the CSMC USA can only be settled with the commercial loan with an outstanding principal balance of approximately $1.4 billion at December 31, 2022, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic changes in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized loss, net."

Note 8—Derivative Instruments
    The Company's derivatives may include interest rate swaps, swaptions, options, futures contracts, TBAs, Agency. and Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps, and total return swaps.
    The following table summarizes the Company's derivative instruments at December 31, 2022 and December 31, 2021 (dollars in thousands):

			December 31, 2022		December 31, 2021
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$60,000	$1	$—	$—
Credit default swaps, asset	Non-Hedge	Derivative assets, at fair value	—	—	2,030	105
Total derivative instruments, assets				1		105

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	98,000	(61)	22,000	(38)
Credit default swaps, liability	Non-Hedge	Derivative liability, at fair value	—	—	4,140	(564)
Total derivative instruments, liabilities				(61)		(602)
Total derivative instruments, net				$(60)		$(497)
    The following table summarizes the effects of the Company's derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net	Total
Year ended December 31, 2022
Interest rate swaps	$(3,371)	$13,765	$—	$3,348	$628	$14,370
Interest rate swaptions	(161)	—	—	—	—	(161)
Interest-Only Strips—accounted for as derivatives	—	—	(102)	(242)	151	(193)
Credit default swaps	(242)	—	—	393	—	151
TBAs	2,051	—	—	—	—	2,051
Total	$(1,723)	$13,765	$(102)	$3,499	$779	$16,218

Year ended December 31, 2021
Interest rate swaps	$—	$490	$—	$(38)	$109	$561
Interest-Only Strips—accounted for as derivatives	—	—	(300)	(206)	394	(112)
Credit default swaps	64	—	—	36	—	100
Total	$64	$490	$(300)	$(208)	$503	$549

Year ended December 31, 2020
Interest rate swaps	$(262)	$(179,759)	$262	$(2,515)	$(1,395)	$(183,669)
Interest rate swaptions	80	—	—	—	—	80
Interest-Only Strips—accounted for as derivatives	(940)	—	(1,096)	(532)	1,324	(1,244)
Credit default swaps	(9,534)	—	—	(1,834)	—	(11,368)
TBAs	(2,430)	—	—	928	—	(1,502)
Total	$(13,086)	$(179,759)	$(834)	$(3,953)	$(71)	$(197,703)

    At December 31, 2022 and December 31, 2021, the Company had cash pledged as collateral for derivatives of approximately $3.2 million and approximately $1.4 million respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.
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

    The following table provides additional information on the Company's fixed-pay interest rate swap as of December 31, 2022 (dollars in thousands):

	December 31, 2022
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Floating Receive Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$60,000	1.4%	2.0%	1.3
Greater than 3 years and less than 5 years	70,000	1.4%	1.8%	4.1
Greater than 5 years	28,000	1.7%	3.6%	9.0
Total	$158,000	1.4%	2.2%	3.9
To-Be-Announced securities
The Company purchased and sold TBAs during the year ended December 31, 2022, as shown in the table below. There were no open TBA positions as of December 31, 2022 and December 31, 2021.

The following table presents additional information about the Company's contracts to purchase and sell TBAs for the year ended December 31, 2022 (dollars in thousands):

	Notional Amount December 31, 2021	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount December 31, 2022
Purchase of TBAs	$—	$600,000	$(600,000)	$—
Sale of TBAs	$—	$600,000	$(600,000)	$—
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
Credit default swaps

    The Company currently has outstanding credit default swaps. Under these instruments, the buyer makes a monthly premium payment over the term of the contract in exchange for the seller making a payment for losses of the reference securities, upon the occurrence of a specified credit event.

Note 9—Offsetting Assets and Liabilities
    The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company's Consolidated Balance Sheets at December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description				Financial Instruments(1)	Cash Collateral(1)	Net Amount
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$714	$—	$714	$(196)	$—	$518
Derivative asset, at fair value(2)(3)	1	—	1	(1)	—	—
Total assets	$715	$—	$715	$(197)	$—	$518

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$61	$—	$61	$(1)	$(60)	$—
Repurchase Agreements(4)	193,117	—	193,117	(193,073)	(44)	—
Total liability	$193,178	$—	$193,178	$(193,074)	$(104)	$—

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
(2) Derivative asset, at fair value includes interest rate swaps.
(3) Cash collateral pledged against the Company's derivative counterparties was approximately $3.2 million as of December 31, 2022.
(4) The carrying value of investments pledged against the Company's repurchase agreements was approximately $286.0 million as of December 31, 2022.

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
(1) Amounts disclosed in the financial instruments column of the tables above represent securities, whole l and securitized commercial loan collateral pledged and derivative assets that are available to be offset against liability balances associated with repurchase agreement and derivative liabilities. Amounts disclosed in the cash collateral column of the tables above represents amounts pledged or received as collateral against derivative transactions.
(2) Derivative asset, at fair value and Derivative liability, at fair value credit default swaps.
(3) Cash collateral pledged against the Company's derivative counterparties was approximately $1.4 million as of December 31, 2021.
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

The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The Management Agreement expires on May 16, 2023. It is automatically renewed for a one year term on May 15, 2022 and automatically renews on each subsequent May 15th unless previously terminated as described below. The Company's independent directors review the Manager's performance and any fees payable to the Manager annually and, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of the Company's independent directors, based upon: (i) the Manager's unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company's determination that any fees payable to the Manager are not fair, subject to the Manager's right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company's independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
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
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company incurred $3.9 million, $5.9 million and $4.5 million in management fees, respectively. The Manger waived the management fee for three months from March 2020 through May 2020 because of the unprecedented market disruption and dislocation across fixed income markets surrounding the uncertainty related to the COVID-19 pandemic. In December 2021, the Manager agreed to voluntarily waive 25% of its management fee solely for the duration of calendar year 2022 in order to support the earnings potential of the Company and its transition to a residential focused investment portfolio. Future waivers, if any, will be at the Manager's discretion.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company, as defined in the Management Agreement. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company recorded expenses included in General and Administrative Expenses totaling approximately $604 thousand, $1.9 million and $1.7 million, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company's General and Administrative Expense in the Consolidated Statements of Operations. At December 31, 2022 and December 31, 2021, approximately $3.9 million and approximately $1.5 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets. In addition, at December 31, 2022 and December 31, 2021, approximately $86 thousand and approximately $457 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.
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
The aggregate maximum number of shares of the Company's common stock available for future issuances under the 2022 Plans is 1,000,000 shares, which was reduced to 100,000 shares following the completion of the reverse stock split. The Manager and the officers, employees, non-employee directors, independent contractors, and consultants of the Company or any affiliate of the Company, including any individuals who are employees of the Manager or one of the Manager’s affiliates, are eligible to participate in the 2022 Plans, provided that they have been selected by the Plan Administrator.
    Under the Equity Plan, the Company made the following grants during the years ended December 31, 2022 and December 31, 2021:
On June 25, 2021, the Company granted a total of 81,160 restricted stock units (20,290 per each independent director), or 8,116 shares (2,029 per each independent director) on a post reverse stock split basis, under the Equity Plan to the Company’s four independent directors. These restricted stock units vested in full on June 25, 2022, the first anniversary of the grant date, and will be settled in shares of the Company's common stock upon a separation from service with the Company.
On June 24, 2022, the Company granted a total of 217,040 restricted stock units (54,260 per each independent director) or 21,704 shares (5,426 per each independent director) on a post reverse stock split basis, to each of the Company's four independent directors. These restricted stock units will vest in full on June 24, 2023, the first anniversary of the grant date, and will be settled in shares of the Company’s common stock upon each of the independent director’s separation from service with the Company.
On June 30, 2022, the Company granted 200,000 restricted stock units, or 20,000 restricted stock units on a post reverse stock split basis under the Western Asset Mortgage Capital Corporation 2022 Omnibus Incentive Plan to the Company’s Chief Financial Officer. These restricted stock units will vest in equal installments on the first and second anniversary of the grant date.
    During the years ended December 31, 2022, December 31, 2021 and December 31, 2020, 11,716, 13,782 and 6,748 restricted stock units vested, respectively. The Company recognized stock-based compensation expense of approximately $435 thousand, $618 thousand and $699 thousand for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. In addition, the Company had unamortized compensation expense of $298 thousand and $211 thousand for equity awards at December 31, 2022 and December 31, 2021, respectively.
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
    The following is a summary of restricted stock units vesting dates as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Vesting Date	Shares Vesting	Shares Vesting
March 2022	—	3,600
June 2022	—	8,116
June 2023	31,704	—
June 2024	10,000	—
	41,704	11,716
    The following table presents information with respect to the Company's restricted stock units for the years ended December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
	Restricted Stock Units	Weighted Average Grant Date Fair Value(1)	Restricted Stock Units	Weighted Average Grant Date Fair Value(1)
Outstanding at beginning of period	114,825	$131.85	102,556	$140.99
Granted(2)	48,971	12.61	14,815	50.72
Cancelled/forfeited	—	—	(2,546)	27.50
Outstanding at end of period	163,796	$96.20	114,825	$131.85
Unvested at end of period	41,704	$12.52	11,716	$56.19
(1)The grant date fair value of restricted stock unit awards is based on the closing market price of the Company's common stock at the grant date.
(2)Includes 7,267 shares and 6,698 restricted stock units attributed to dividends on restricted stock units for the years ended December 31, 2022 and December 31, 2021, respectively.
Note 12—Stockholders' Equity
Reverse stock split
On June 30, 2022, the Company announced that its board of directors approved a one-for-ten reverse stock split of the Company's outstanding shares of common stock. The one-for-ten reverse stock split was effected on July 11, 2022, which reduced the total number of authorized shares of common stock from 500,000,000 to 50,000,000 shares, resulting in the number of common shares outstanding reducing from 60,380,105 to 6,038,012. The par value per share of our common stock remained unchanged at $0.01. All per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split.
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

At-The-Market Program
    In March 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which the Company may offer and sell up to $100 million of shares of common stock in an At-The-Market equity offering. During the years ended December 31, 2022 and December 31, 2021, the Company did not sell shares under this agreement.
Stock Repurchase Program
    In December 2021, The Company extended its share repurchase program as authorized by its Board of Directors. Under the extended program, the Company is permitted to repurchase up to 300,000 shares of its common stock through December 31, 2023. Any purchases made pursuant to the program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission Act of 1934, as amended. The authorization does not obligate the Company to acquire any particular amount of common shares, or any shares at all, and the program may be suspended or discontinued at the Company's discretion without prior notice.
During the year ended December 31, 2022, the Company did not repurchase any shares under the stock repurchase program.
Dividends
    The following table presents cash dividends declared and paid by the Company on its common stock, not adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split to align with 1099-DIV per share amounts as reported.

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2022
December 21, 2022	January 3, 2023	January 26, 2023	$0.40	Ordinary income	(1)
September 22, 2022	October 3, 2022	October 26, 2022	$0.40	Ordinary income
June 21, 2022	July 1, 2022	July 25, 2022	$0.04	Ordinary income
March 23, 2022	April 4, 2022	April 26, 2022	$0.04	Ordinary income

2021
December 21, 2021	December 31, 2021	January 26, 2022	$0.06	Ordinary income	(2)
September 23, 2021	October 4, 2021	October 26, 2021	$0.06	Return of capital
June 22, 2021	July 2, 2021	July 26, 2021	$0.06	Return of capital
March 23, 2021	April 2, 2021	April 26, 2021	$0.06	Return of capital
(1) The cash distributions made on January 26, 2023, with a record date of January 3, 2023, are treated as received by stockholders on January 26, 2023 and taxable in calendar year 2023.
(2) The cash distributions made on January 26, 2022, with a record date of December 31, 2021, were treated as received by stockholders on January 26, 2022 and taxable in calendar year 2022 as return of capital.
Note 13—Net Income (Loss) per Common Share
    The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 (dollars, other than shares and per share amounts, in thousands):

	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020
Numerator:
Net loss attributable to common stockholders and participating securities for basic and diluted earnings per share	$(89,079)	$(48,953)	$(328,354)
Less:
Dividends and undistributed earnings allocated to participating securities	95	89	36
Net income loss allocable to common stockholders—basic and diluted	$(89,174)	$(49,042)	$(328,390)
Denominator:
Weighted average common shares outstanding for basic earnings per share	6,037,164	6,074,714	5,741,138
Weighted average common shares outstanding for diluted earnings per share	6,037,164	6,074,714	5,741,138
Basic loss per common share	$(14.77)	$(8.07)	$(57.20)
Diluted loss per common share	$(14.77)	$(8.07)	$(57.20)
    For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company's common stock was below the exercise price of the convertible senior unsecured notes.
Note 14—Income Taxes
    As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.
    Based on the Company's analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2022. The Company files U.S. federal and state income tax returns. As of December 31, 2022, U.S. federal tax returns filed by the Company for 2021, 2020 and 2019 and state tax returns filed for 2021, 2020, 2019, 2018 and 2017 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company's policy is to classify them as a component of its provision for income taxes.
Income Tax Provision
    Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more TRS. Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company recorded a federal and state tax provision of approximately $171 thousand, $99 thousand, and $396 thousand, respectively.

    The following table summarizes the Company's income tax provision for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 (dollars in thousands):

	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020
Current Tax Provision (Benefit)
Federal	$171	$55	$527
State	—	44	(452)
Total Current Provision for Income Taxes, net	171	99	75
Deferred Provision (Benefit) for Income Taxes
Federal	—	—	(85)
State	—	—	406
Total Deferred Benefit for Income Taxes, net	—	—	321
Total Income Tax Provision, net	$171	$99	$396

Deferred Tax Asset

    As of December 31, 2022 and December 31, 2021, the Company recorded a deferred tax asset of approximately $13.5 million and $12.2 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

    In addition, the REIT generated net operating losses ("NOLs") during the year ended December 31, 2021 related to ordinary losses on its MBS portfolio and it generated NOLs for the years ended December 31, 2020 and December 31, 2017, related to its swap terminations, and for its California return a portion of the NOLs is apportioned to the TRS. The Company recorded a deferred state tax asset of $14.5 million and $14.7 million in the REIT and $1.6 million and $1.6 million in the TRS as of December 31, 2022 and December 31, 2021, respectively. The TRS can carryback the NOLs generated during the years ended December 31, 2020 and December 31, 2017 to each of the two preceding years to request a refund for taxes paid. As of December 31, 2022 and December 31, 2021, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized and it has recorded a combined valuation allowance of $16.1 million and $16.3 million, respectively.

    The following tables disclose the components of the Company's deferred tax asset and deferred tax liability at December 31, 2022 and 2021 (dollars in thousands):

Deferred Tax Asset	December 31, 2022	December 31, 2021
Net operating loss available for carry-back and carry-forward (1)	$16,111	$16,302
Net capital loss carry-forward (1)	7,929	10,384
Investments	5,576	1,849
Deferred tax asset	29,616	28,535
Allowance	(29,616)	(28,535)
Net deferred tax asset	$—	$—

Deferred Tax Liability	December 31, 2022	December 31, 2021
Net operating loss available for carry-back and carry-forward	$—	$—
Net deferred tax liability	$—	$—
(1) Net operating loss available for carry-forward begin to expire in 2037. Net capital loss available for carry-forward begin to expire in 2023.

Reconciliation of Tax Rate to Effective Tax Rate

    The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to the deduction of dividends distributions to be paid under Code Section 857(a). The reconciliation of these rates are as follows:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Federal statutory rate	21.0%	21.0%
State statutory rate, net of federal benefit	0.4%	(6.9)%
Other	—%	0.2%
Change in valuation allowance	(3.3)%	16.3%
REIT earnings not subject to corporate taxes	(18.3)%	(30.8)%
Effective Tax Rate	(0.2)%	(0.2)%

Note 15—Commitments and Contingencies
    From time to time, the Company may become involved in various claims, regulatory actions and legal actions arising in the ordinary course of business. Management is not aware of any material contingencies at December 31, 2022 and December 31, 2021, respectively.

Note 16—Subsequent Events
On February 3, 2023, the CRE 3 loan was sold to an unaffiliated third party equal to its recorded value at December 31, 2022 of $8.8 million.

Western Asset Mortgage Capital Corporation and Subsidiaries
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2022

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(4)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Residential Whole Loans and Residential Bridge Loans
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	518	Hybrid ARM 2.5% to 6.4%	11/01/2041 to 06/01/2052	P&I	$—	$78,456	$77,462	$—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	637	Hybrid ARM 2.7% to 5.9%	01/01/2042 to 02/01/2055	P&I	—	203,089	199,462	338
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	231	Hybrid ARM 2.5% to 6.3%	04/01/2043 to 11/01/2055	P&I	—	130,112	126,555	1,623
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	89	Hybrid ARM 3.4% to 6.2%	05/01/2043 to 06/01/2052	P&I	—	69,656	67,470	790
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	31	Hybrid ARM 3.5% to 5.8%	09/01/2043 to 05/01/2052	P&I	—	32,683	31,534	937
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	24	Hybrid ARM 3.4% to 5.6%	12/01/2041 to 05/01/2052	P&I	—	29,867	28,605	1,321
Adjustable Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	17	Hybrid ARM 2.9% to 6.1%	08/01/2044 to 04/01/2052	P&I	—	29,348	28,684	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $0 - $249,999	464	Fixed 3.7% to 7.1%	07/01/2026 to 06/01/2052	P&I	—	77,047	69,854	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	481	Fixed 2.9% to 7.2%	09/01/2026 to 06/01/2052	P&I	—	161,520	145,326	980
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $500,000 - $749,999	252	Fixed 2.5% to 6.1%	11/01/2033 to 06/01/2052	P&I	—	147,193	131,322	641
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	106	Fixed 2.9% to 6.4%	11/01/2033 to 06/01/2052	P&I	—	88,557	79,389	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,000,000 - $1,249,999	49	Fixed 2.9% to 5.9%	11/01/2048 to 06/01/2052	P&I	—	53,027	47,986	2,108
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,250,000 - $1,499,999	26	Fixed 2.7% to 6.3%	02/01/2036 to 05/01/2052	P&I	—	33,542	30,117	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trusts	Original Loan Balance $1,500,000 and above	18	Fixed 3.1% to 5.7%	10/01/2048 to 06/01/2052	P&I	—	31,203	27,378	—

$ in thousands Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(4)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $0 - $249,999	1	Fixed 9.8% to 12.3%	12/31/2022	Interest Only(2)	—	75	68	75
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $250,000 - $499,999	1	Fixed 11.3%	12/31/2022	Interest Only(2)	—	420	378	420
Fixed Rate Residential Bridge Loans Held in Securitization Trusts	Original Loan Balance $750,000 - $999,999	3	Fixed 8.5% to 10%	12/31/2022	Interest Only(2)	—	2,671	2,404	2,671
Total Residential Whole Loans and Residential Bridge Loans						$—	$1,168,466	$1,093,994	$11,904

Commercial Loans
Commercial Loan Held in Securitization Trust	Original Loan Balance $32,000,000	1	LIBOR + 4.1%	01/06/2023	Interest Only(3)	$—	$14,362	$14,362	$—
Commercial Loan	Original Loan Balance $90,000,000	1	LIBOR + 9.25%	06/29/2021	Interest Only(3)	—	90,000	8,777	90,000
Commercial Loan	Original Loan Balance $40,000,000	1	SOFR + 3.38%	08/06/2025	Interest Only(3)	—	22,204	22,050	—
Commercial Loan	Original Loan Balance $13,206,521	1	LIBOR + 3.75%	11/06/2023	Interest Only(3)	—	13,207	13,151	—
Commercial Loan	Original Loan Balance $24,534,783	1	LIBOR + 3.75%	11/06/2023	Interest Only(3)	—	24,535	24,433	—
Commercial Loan	Original Loan Balance $7,258,696	1	LIBOR + 3.75%	11/06/2023	Interest Only(3)	—	7,259	7,229	—
Total Commercial Loans						$—	$171,567	$90,002	$90,000

Securitized Commercial Loans
Commercial Loan Held in Securitization Trust	Original Loan Balance $1,400,000,000	1	Fixed 4.38%	09/15/2025	Interest Only(3)	—	1,385,591	1,085,103	—
Total Securitized Commercial Loans						$—	$1,385,591	$1,085,103	$—

Total Residential and Commercial Loans						$—	$2,725,624	$2,269,099	$101,904
(1) Principal and interest ("P&I")
(2) Residential Bridge Loans are mainly interest only loans with a balloon payment at maturity.
(3) The borrower may prepay the commercial loan in whole or in part at any time in accordance with the terms of the loan agreement.
(4) The carrying value of the reflects the fair value of the mortgage loans.
(5) On February 3, 2023, this loan was sold to an independent third party for its fair value as of December 31, 2022.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:

	2022	2021	2020
Beginning balance	$2,515,310	$2,938,556	$2,691,532
Additions during period:
New mortgage loans	411,919	427,848	113,340
Unrealized gains	—	100,598	—
Realized gains	91	35	—
Capitalized interest	96	485	829
Mortgage loan of consolidated VIE	—	—	1,245,287
Deductions during period:
Collections of principal	239,398	872,612	713,854
Transfer to REO	2,256	30,751	419
Amortization of premium and (discounts), net	(20,701)	(15,053)	(4,805)
Unrealized losses	425,527	63,661	97,089
Sales of mortgage loans	11,736	—	144,259
Realized losses	101	241	10,812
Mortgage loan of deconsolidated VIE	—	—	150,804
Balance at end of period	$2,269,099	$2,515,310	$2,938,556

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria described in "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, ("COSO"). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022 based on criteria in "Internal Control—Integrated Framework" (2013 framework) issued by the COSO.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information regarding the Company's directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company's proxy statement relating to its annual meeting of stockholders to be held on or about June 24, 2023 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2022.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
The information regarding the Company's Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
The information regarding certain matters pertaining to the Company's corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
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
March 10, 2023
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ BONNIE M. WONGTRAKOOL Bonnie M. Wongtrakool Chief Executive Officer and Director (Principal Executive Officer)
March 10, 2023
By:	/s/ ROBERT W. LEHMAN Robert W. Lehman Chief Financial Officer
March 10, 2023
By:	/s/ JAMES W. HIRSCHMANN III James W. Hirschmann III Director
March 10, 2023
By:	/s/ EDWARD D. FOX JR. Edward D. Fox Jr. Director
March 10, 2023
By:	/s/ M. CHRISTIAN MITCHELL M. Christian Mitchell Director
March 10, 2023
By:	/s/ RANJIT M. KRIPALANI Ranjit M. Kripalani Director
March 10, 2023
By:	/s/ LISA G. QUATEMAN Lisa G. Quateman Director
March 10, 2023