Form 10-Q
period 2023-03-31
Western Asset Mortgage Capital Corp
filed 2023-05-08
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2023

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	WMC	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of May 8, 2023 there were 6,038,012 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. FINANCIAL STATEMENTS

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$16,149	$18,011
Restricted cash	—	248
Agency mortgage-backed securities, at fair value ($271 and $249 pledged as collateral, at fair value, respectively)	837	767
Non-Agency mortgage-backed securities, at fair value ($78,093 and $100,115 pledged as collateral, at fair value, respectively)	87,133	109,122
Other securities, at fair value ($23,623 and $27,262 pledged as collateral, at fair value, respectively)	24,857	27,262
Residential Whole Loans, at fair value ($1,073,257 and $1,089,914 pledged as collateral, at fair value, respectively)	1,074,417	1,091,145
Residential Bridge Loans, at fair value	2,782	2,849
Securitized Commercial Loan, at fair value	1,088,224	1,085,103
Commercial Loans, at fair value ($65,692 and $66,864 pledged as collateral, at fair value, respectively)	79,182	90,002
Investment related receivable	8,980	5,960
Interest receivable	11,185	11,330
Due from counterparties	17,283	6,574
Derivative assets, at fair value	—	1
Other assets	3,366	4,860
Total Assets (1)	$2,414,395	$2,453,234

Liabilities and Equity:
Liabilities:
Repurchase agreements, net	$171,290	$193,117
Convertible senior unsecured notes, net	83,932	83,522
Securitized debt, net ($1,713,455 and $1,719,865 at fair value and $126,313 and $128,217 held by affiliates, respectively)	2,039,353	2,058,684
Interest payable (includes $652 and $655 on securitized debt held by affiliates, respectively)	12,139	12,794
Due to counterparties	—	300
Derivative liability, at fair value	121	61
Accounts payable and accrued expenses	3,140	3,201
Payable to affiliate	2,920	4,028
Dividend payable	2,113	2,415
Other liabilities	22	300
Total Liabilities(2)	2,315,030	2,358,422

Commitments and contingencies (Note 15)

Stockholders’ Equity:
Common stock: $0.01 par value, 50,000,000 shares authorized, 6,038,012 and 6,038,012 outstanding, respectively	60	60
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 57,981 and 57,981 shares held, respectively	(1,665)	(1,665)
Additional paid-in capital	919,368	919,238
Retained earnings (accumulated deficit)	(818,405)	(822,829)
Total Stockholders’ Equity	99,358	94,804
Non-controlling interest	7	8
Total Equity	99,365	94,812
Total Liabilities and Equity	$2,414,395	$2,453,234
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands — except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
(1) Assets of consolidated VIEs included in the total assets above:
Restricted cash	$—	$248
Residential Whole Loans, at fair value ($1,073,257 and $1,089,914 pledged as collateral, at fair value, respectively)	1,074,417	1,091,145
Residential Bridge Loans, at fair value	2,782	2,849
Securitized Commercial Loan, at fair value	1,088,224	1,085,103
Commercial Loans, at fair value	13,490	14,362
Investment related receivable	8,934	5,914
Interest receivable	10,099	10,182
Other assets	—	509
Total assets of consolidated VIEs	$2,197,946	$2,210,312

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, net ($1,713,455 and $1,719,865 at fair value and $126,313 and $128,217 held by affiliates, respectively)	$2,039,353	$2,058,684
Interest payable (includes $652 and $655 on securitized debt held by affiliates, respectively)	8,227	8,303
Accounts payable and accrued expenses	60	43
Other liabilities	—	248
Total liabilities of consolidated VIEs	$2,047,640	$2,067,278
See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Net Interest Income
Interest income	$40,857	$35,642
Interest expense (includes $3,318 and $3,443 on securitized debt held by affiliates, respectively)	36,502	31,359
Net Interest Income	4,355	4,283

Other Income (Loss)
Realized gain (loss), net	(82,818)	12,145
Unrealized gain (loss), net	90,316	(38,903)
Gain (loss) on derivative instruments, net	(950)	6,936
Other, net	57	(145)
Other Income (Loss)	6,605	(19,967)

Expenses
Management fee to affiliate	976	1,100
Other operating expenses	286	296
Transaction costs	643	2,611
General and administrative expenses:
Compensation expense	511	498
Professional fees	1,415	1,256
Other general and administrative expenses	549	736
Total general and administrative expenses	2,475	2,490
Total Expenses	4,380	6,497

Income (loss) before income taxes	6,580	(22,181)
Income tax provision	12	56
Net income (loss)	6,568	(22,237)
Net income attributable to non-controlling interest	1	3,616
Net income (loss) attributable to common stockholders and participating securities	$6,567	$(25,853)

Net income (loss) per Common Share — Basic(1)	$1.07	$(4.29)
Net income (loss) per Common Share — Diluted(1)	$1.07	$(4.29)
(1) Amounts have been adjusted to reflect the one-for-ten reverse stock split effected July 11, 2022. See Note 2,"Basis of Presentation and Summary of Significant Accounting Policies" and Note 12, "Stockholders' Equity" to the consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional details.

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands—except shares and share data)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at December 31, 2022	6,038,012	$60	$919,238	$(822,829)	$(1,665)	$94,804	$8	$94,812
Vesting of restricted stock	—	—	100	—	—	100	—	100
Net income (loss)	—	—	—	6,567	—	6,567	1	6,568
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	30	(2,143)	—	(2,113)	—	(2,113)
Balance at March 31, 2023	6,038,012	$60	$919,368	$(818,405)	$(1,665)	$99,358	$7	$99,365

	Three Months Ended March 31, 2022
	Common Stock Outstanding		Additional Paid-In Capital(1)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares(1)	Par
Balance at December 31, 2021	6,038,012	$60	$918,695	$(723,981)	$(1,665)	$193,109	$11,220	$204,329
Equity distribution	—	—	—	—	—	—	(14,690)	(14,690)
Vesting of restricted stock	—	—	165	—	—	165	—	165
Net income (loss)	—	—	—	(25,853)	—	(25,853)	3,616	(22,237)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	14	(2,429)	—	(2,415)	—	(2,415)
Balance at March 31, 2022	6,038,012	60	918,874	(752,263)	(1,665)	165,006	144	165,150
(1)     Amounts have been adjusted to reflect the one-for-ten reverse stock split effected July 11, 2022. See Note 2,"Basis of Presentation and Summary of Significant Accounting Policies" and Note 12, "Stockholders' Equity" to the consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional details.

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$6,568	$(22,237)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Premium amortization and (discount accretion), net	260	2,228
Interest income earned added to principal of investments	(7)	(64)
Amortization of deferred financing costs	579	653
Amortization of discount on convertible senior unsecured notes	172	223
Restricted stock amortization	100	165
Premium on purchase of Residential Whole Loans	—	(2,139)
Unrealized (gain) loss, net	(90,316)	38,903
Realized loss on extinguishment of convertible senior notes	—	53
Realized (gain) loss on sale of real estate owned ("REO")	—	(12,198)
Unrealized gain on derivative instruments, net	(3)	(1,655)
Realized loss on investments, net	82,790	—
Changes in operating assets and liabilities:
Interest receivable	145	863
Other assets	1,494	616
Interest payable	(655)	(2,031)
Accounts payable and accrued expenses	(61)	(2,563)
Payable to affiliate	(1,108)	766
Other liabilities	(32)	30
Net cash (used in) provided by operating activities	(74)	1,613

Cash flows from investing activities:
Purchase of securities	(4,714)	(39,952)
Proceeds from sale of securities	6,630	—
Proceeds from sale of REO	—	54,681
Principal repayments and basis recovered on securities	20,379	907
Purchase of Residential Whole Loans	—	(116,954)
Principal repayments on Residential Whole Loans	26,199	96,808
Proceeds from sale of Commercial Loans	8,776	—
Principal repayments on Commercial Loans	930	4
Principal repayments on Residential Bridge Loans	1,370	117
Due from counterparties	—	100
Net cash provided by (used in) investing activities	59,570	(4,289)

Cash flows from financing activities:
Payment of offering costs	—	(2)
Payments on extinguishment of convertible senior unsecured notes	—	(3,408)
Proceeds from repurchase agreement borrowings	381,970	1,000,942
Repayments of repurchase agreement borrowings	(403,797)	(1,275,751)
Proceeds from securitized debt	—	397,934
Repayments of securitized debt	(26,107)	(91,716)
Due from counterparties, net	(10,709)	(4,354)
Due to counterparties, net	(300)	—
Decrease in other liabilities	(248)	(3)
Equity distributions to non-controlling interest	—	(14,690)
Dividends paid on common stock	(2,415)	(3,623)
Net cash (used in) provided by financing activities	(61,606)	5,329

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,110)	2,653
Cash, cash equivalents and restricted cash, beginning of period	18,259	40,453
Cash, cash equivalents and restricted cash, end of period	$16,149	$43,106

Supplemental disclosure of operating cash flow information:
Interest paid	$29,493	$26,657
Supplemental disclosure of non-cash financing/investing activities:
Dividends and distributions declared, not paid	$2,113	$2,415
Dividends to non-controlling interest, not paid	$2	$2
Principal payments of Residential Whole Loans, not settled	$8,934	$20,731
Principal payments of Residential Bridge Loans, not settled	$—	$151

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$16,149	$42,849
Restricted cash	—	257
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$16,149	$43,106
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

During the third quarter of 2022, the Company announced that its Board of Directors had authorized a review of strategic alternatives for the Company aimed at enhancing shareholder value, which may include a sale or merger of the Company. JMP Securities LLC, A Citizens Company, was retained as exclusive financial advisor to the Company. No assurance can be given that the review being undertaken will result in a sale, merger, or other transaction sale or other business combination involving the Company, and the Company has not set a timetable for completion of the review process. The current market environment for mortgage REITs remains challenging, given the rapid rise in interest rates and the increased potential for economic retrenchment, which has added complexity to our exploration of strategic alternatives. The Company does not intend to make any further statements regarding this process unless and until a definitive agreement for a transaction has been reached, or until the process of exploring strategic alternatives has ended.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. For all periods presented, all per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split, which was effected on July 11, 2022. The results of operations for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 13, 2023.

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

Following approval by the Company’s stockholders of a reverse stock split between a range of one-for-five and one-for-ten of currently outstanding shares of the Company’s common stock, on June 30, 2022, the Company's board of directors selected a one-for-ten reverse stock split ratio. The one-for-ten reverse stock split was effected on July 11, 2022, which reduced the total number of authorized shares of common stock from 500,000,000 to 50,000,000 and the total number of issued and outstanding shares from 60,380,105 to 6,038,012. The par value per share of our common stock remained unchanged at $0.01. All per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split.

Our stockholders' equity, in the aggregate, remained unchanged. Per share net income or loss increased because there are fewer shares of common stock outstanding. The common stock held in treasury was reduced in proportion to the reverse stock split ratio. There were no other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, that arose as a result of the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of the Company's common stock the business day prior to the effective date. The reverse stock split applied to all of the Company's outstanding shares of common stock and did not affect any stockholder’s ownership percentage of shares of the Company's common stock, except for immaterial changes resulting from the payment of cash for fractional shares.

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

Significant Accounting Policies

    There have been no significant changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. Accordingly, during December 2022, the FASB issued ASU 2022-06 to defer the sunset date of ASC Topic 848, Reference Rate Reform, which provides temporary optional relief in accounting for the impact of reference rate reform from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform.
March 12, 2020 through December 31, 2024
With additional time granted to apply the relief in Topic 848 extended through December 31, 2024, Management will monitor legacy LIBOR reference rate contracts outstanding as of March 31, 2023 in the investment portfolio, as either they will terminate prior to the June 30, 2023 LIBOR cessation date currently set by the FCA, or the Company will use the practical expedients per Topic 848 to account for modifications to contracts prospectively within the scope of Topics 310, Receivables, and 470, Debt, as a continuation of the existing contracts, as long as no modifications effecting maturity or other terms are modified. The Company will adjust the effective interest rate of all contracts, hedging relationships, and other transactions that reference LIBOR to revised reference rates and spreads as they occur. The variable-rate and floating-rate note sectors have primarily transitioned away from LIBOR as the market has already adapted to the secured overnight financing rate (SOFR), as the primary index used by issuers. The Company believes this will not have a material impact on its financial statements and disclosures.

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of March 31, 2023 and December 31, 2022, based upon the valuation hierarchy (dollars in thousands):

	March 31, 2023
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-only strips	$—	$—	$56	$56
Agency RMBS Interest-only strips accounted for as derivatives, included in MBS	—	—	781	781
Subtotal Agency MBS	—	—	837	837

Non-Agency CMBS	—	62,682	—	62,682
Non-Agency RMBS	—	22,861	—	22,861
Non-Agency RMBS Interest-only strips	—	—	1,590	1,590
Subtotal Non-Agency MBS	—	85,543	1,590	87,133

Other securities	—	24,857	—	24,857
Total mortgage-backed securities and other securities	—	110,400	2,427	112,827

Residential Whole Loans	—	—	1,074,417	1,074,417
Residential Bridge Loans	—	—	2,782	2,782
Securitized Commercial Loans	—	—	1,088,224	1,088,224
Commercial Loans	—	—	79,182	79,182
Derivative assets	—	—	—	—
Total Assets	$—	$110,400	$2,247,032	$2,357,432

Liabilities
Derivative liabilities	$—	$121	$—	$121
Securitized debt	—	1,705,483	7,972	1,713,455
Total Liabilities	$—	$1,705,604	$7,972	$1,713,576

	December 31, 2022
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-only strips	$—	$—	$53	$53
Agency RMBS Interest-only strips accounted for as derivatives, included in MBS	—	—	714	714
Subtotal Agency MBS	—	—	767	767

Non-Agency CMBS	—	85,435	—	85,435
Non-Agency RMBS	—	22,483	—	22,483
Non-Agency RMBS Interest-only strips	—	—	1,204	1,204
Subtotal Non-Agency MBS	—	107,918	1,204	109,122

Other securities	—	27,262	—	27,262
Total mortgage-backed securities and other securities	—	135,180	1,971	137,151

Residential Whole Loans	—	—	1,091,145	1,091,145
Residential Bridge Loans	—	—	2,849	2,849
Securitized Commercial Loan	—	—	1,085,103	1,085,103
Commercial Loans	—	—	90,002	90,002
Derivative assets	—	1	—	1
Total Assets	$—	$135,181	$2,271,070	$2,406,251

Liabilities
Derivative liabilities	$—	$61	$—	$61
Securitized debt	—	1,710,938	8,927	1,719,865
Total Liabilities	$—	$1,710,999	$8,927	$1,719,926

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will use independent pricing services and if the independent pricing service cannot price a particular asset or liability, the Company will obtain third-party broker quotes. The Manager's pricing group, which functions independently from its portfolio management personnel, reviews the third-party broker quotes by comparing the broker quotes for reasonableness to the alternate sources when available. If independent pricing services or third-party broker quotes are not available, the Company determines the fair value of the securities using valuation techniques that use, when possible, current market-based or independently sourced market parameters, such as interest rates and, when applicable, estimates of prepayments and credit losses.

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

Residential Whole Loans and Residential Bridge Loans

Values for the Company's Residential Whole Loans and Residential Bridge Loans are based upon prices obtained from an independent third-party pricing service that specializes in loan valuation, utilizing a discounted cash flow valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Residential Whole Loans and Residential Bridge Loans. The key loan inputs include loan balance, interest rate, loan to value, delinquencies and fair value of the collateral for collateral dependent loans. The assumptions made by the independent third-party pricing service includes the market discount rate, default assumptions, and loss severity. Other inputs and assumptions relevant to the pricing of Residential Whole Loans include FICO scores and prepayment speeds.

The independent third-party pricing service used a combination of recent loan trades and recent Residential Whole Loans and Residential Bridge Loans securitization transactions adjusted for deal cost and liquidity premium, to form their opinion on the appropriate discount rate.

The Company reviews the analysis provided by the pricing service, as well as the key assumptions made available to the Company. Due to the inherent uncertainty of such valuation, the fair values established for Residential Whole Loans and Residential Bridge Loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. In addition, the fair values for the Company's Non-QM Residential Whole Loans held in Arroyo Trust 2022-1 and Arroyo Trust 2022-2 are measured using the fair value of the securitized debt based on the CFE valuation methodology. See Note 5, "Residential Whole Loans and Residential Bridge Loans" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional details. Accordingly, the Company classifies its Residential Whole Loans and Residential Bridge Loans as Level III.

Commercial Loans

    Values for the Company's Commercial Loans are based upon prices obtained from an independent third-party pricing service that specializes in loan valuation, utilizing a valuation model that is calibrated to recent loan trade execution. Their valuation methodology incorporates commonly used market pricing methods, which include the inputs considered most significant to the determination of fair value of the Company's Commercial Loans. The assumptions made by the independent third-party pricing vendor include a market discount rate, default assumption, loss severity, cash flows and probability weighted loss scenarios. The Company reviews the analysis provided by the pricing service as well as the key assumptions. Due to the inherent uncertainty of such valuation, the fair values established for Commercial Loans held by the Company may differ from the fair values that would have been established if a readily available market existed for these loans. Accordingly, the Company's Commercial Loans are classified as Level III.

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps, forwards, and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate derivatives and/or futures contracts for the periods ended March 31, 2023 and December 31, 2022. See Note 8, "Derivative Instruments" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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
The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value at			Range
	March 31, 2023	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average

Residential Whole Loans	$1,074,417	Discounted Cash Flow	Market Discount Rate	5.2%	8.4%	6.1%
			Weighted Average Life	0.7	10.3	5.0
Residential Bridge Loans	$2,782	Discounted Cash Flow	Market Discount Rate	12.4%	29.4%	18.3%
			Weighted Average Life	0.8	4.7	2.9
Securitized Commercial Loan	$1,088,224	Market Comparables, Vendor Pricing	Weighted Average Life	2.5	2.5	2.5
Commercial Loans	$79,182	Discounted Cash Flow	Market Discount Rate	8.2%	11.1%	9.7%
			Weighted Average Life	0.1	2.6	2.1

	Fair Value at			Range
	December 31, 2022	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole Loans	$1,091,145	Discounted Cash Flow	Market Discount Rate	6.0%	8.4%		6.8%
			Weighted Average Life	1.4	10.4		5.4
Residential Bridge Loans	$2,849	Discounted Cash Flow	Market Discount Rate	12.9%	35.7%	(1)	22.4%
			Weighted Average Life	0.4	4.1		2.0
Securitized Commercial Loan	$1,085,103	Market Comparables, Vendor Pricing	Weighted Average Life	2.7	2.7		2.7
Commercial Loans	$90,002	Discounted Cash Flow	Market Discount Rate	8.4%	9.6%		9.2%
			Weighted Average Life	0.3	2.4		1.2

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended March 31, 2023
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized Commercial Loan	Securitized debt
Beginning balance	$767	$1,204	$1,091,145	$2,849	$90,002	$1,085,103	$8,927
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—
Sales and settlements	—	—	—	—	(8,776)	—	—
Loan modifications / capitalized interest	—	—	7	—	—	—	—
Principal repayments	—	—	(30,514)	(75)	(930)	—	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(81,223)	—	—
Unrealized gains/(losses), net on assets(1)	66	490	14,488	8	80,055	(4,036)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	(97)
Premium and discount amortization, net	4	(104)	(709)	—	54	7,157	(858)
Ending balance	$837	$1,590	$1,074,417	$2,782	$79,182	$1,088,224	$7,972

Unrealized gains/(losses), net on assets held at the end of the period(1)	$66	$490	$13,183	$—	$(1,168)	$(4,036)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$97

	Three months ended March 31, 2022
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$1,172	$7,845	$1,023,502	$5,428	$130,572	$1,355,808	$14,919
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—
Purchases	—	—	118,738	—	—	—	—
Loan modifications / capitalized interest	—	—	64	—	—	—	—
Principal repayments	—	—	(95,224)	(105)	(4)	—	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(157)	(1,104)	(42,327)	27	(2,073)	(73,564)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	811
Premium and discount amortization, net	(75)	(82)	(2,043)	—	—	6,699	(811)
Ending balance	$940	$6,659	$1,002,710	$5,350	$128,495	$1,288,943	$14,919

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(157)	$(1,104)	$(40,637)	$25	$(2,073)	$(73,564)
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$(811)

(1)Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.
(2)Gains and losses on securitized debt are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

Transfers into the Level III category of the fair value hierarchy occur due to the above segmented classes of investments exhibiting indications of reduced levels of market transparency, including changes in observable transactions or executable quotes involving these investments or similar classes of investments. Changes in these indications could impact price transparency, and thereby cause a change in level designations. The Company did not have transfers between either Level I and Level II or Level I and Level III for the three months ended March 31, 2023 and March 31, 2022.

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

The following table presents the carrying value and estimated fair value of the Company’s convertible senior unsecured notes and securitized debt that are not carried at fair value as of March 31, 2023 and December 31, 2022 in the consolidated financial statements (dollars in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible senior unsecured notes	$83,932	$75,513	$83,522	$74,712
Securitized debt(1)	329,701	302,817	342,965	309,474
Total	$413,633	$378,330	$426,487	$384,186

(1) Carrying value excludes $3.8 million and $4.1 million of deferred financing costs as of March 31, 2023 and December 31, 2022, respectively.
"Due from counterparties" and "Due to counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

Note 4 – Mortgage-Backed Securities and Other Securities

The following tables present certain information about the Company’s investment portfolio at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips(1)(2)	N/A	N/A	$62	$—	$(6)	$56	—%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	781	0.5%
Total Agency MBS	—	—	62	—	(6)	837	0.4%

Non-Agency RMBS	39,671	(14,386)	25,285	1,046	(3,470)	22,861	4.2%
Non-Agency RMBS Interest- Only Strips(1)	N/A	N/A	5,101	—	(3,511)	1,590	0.3%
Subtotal Non-Agency RMBS	39,671	(14,386)	30,386	1,046	(6,981)	24,451	1.2%
Non-Agency CMBS	88,990	(2,423)	86,567	465	(24,350)	62,682	7.6%
Total Non-Agency MBS	128,661	(16,809)	116,953	1,511	(31,331)	87,133	3.3%

Other securities(3)	34,644	(8,345)	27,508	509	(3,160)	24,857	8.2%
Total	$163,305	$(25,154)	$144,523	$2,020	$(34,497)	$112,827	3.7%

	December 31, 2022
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(4)
Agency RMBS Interest-Only Strips(1)	N/A	N/A	$58	$—	$(5)	$53	—%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	714	0.1%
Total Agency MBS	—	—	58	—	(5)	767	0.1%

Non-Agency RMBS	39,873	(14,423)	25,450	928	(3,895)	22,483	4.2%
Non-Agency RMBS Interest-Only Strips(1)	N/A	N/A	5,204	—	(4,000)	1,204	0.3%
Subtotal Non-Agency RMBS	39,873	(14,423)	30,654	928	(7,895)	23,687	1.1%
Non-Agency CMBS	109,266	(2,763)	106,503	636	(21,704)	85,435	8.1%
Total Non-Agency MBS	149,139	(17,186)	137,157	1,564	(29,599)	109,122	3.8%

Other securities(3)	34,691	(8,581)	31,112	543	(4,393)	27,262	7.2%
Total	$183,830	$(25,767)	$168,327	$2,107	$(33,997)	$137,151	3.9%

(1)    IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At March 31, 2023, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs, and IIO and Agency RMBS IOs and IIOs, accounted for as derivatives was $2.4 million, $140.3 million, and $12.7 million, respectively. At December 31, 2022, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, and Agency RMBS IOs and IIOs, accounted for as derivatives was $2.4 million, $143.2 million, and $13.1 million, respectively.
(2)     Interest on these securities is reported as a component of "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations.
(3)     Other securities include residual interests in ABS which have no principal balance and an amortized cost of approximately $1.2 million and $5.0 million, as of March 31, 2023 and December 31, 2022, respectively.
(4)     The calculation of the weighted average coupon rate includes the weighted average coupon rates of IOs and IIOs accounted for as derivatives using their notional amounts.

As of March 31, 2023 and December 31, 2022, the weighted average expected remaining term of the MBS and other securities investment portfolio was 7.6 years and 6.7 years, respectively.

The following tables present the fair value and contractual maturities of the Company’s investment securities at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$56	$—	$—	$56
Agency RMBS Interest-Only Strips accounted for as derivatives	—	781	—	—	781
Subtotal Agency	—	837	—	—	837

Non-Agency CMBS	42,317	10,211	10,154	—	62,682
Non-Agency RMBS	—	—	8,573	14,288	22,861
Non-Agency RMBS Interest-Only Strips	—	—	227	1,363	1,590
Subtotal Non-Agency	42,317	10,211	18,954	15,651	87,133

Other securities	6,879	—	10,884	7,094	24,857
Total	$49,196	$11,048	$29,838	$22,745	$112,827

	December 31, 2022
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$53	$—	$—	$53
Agency RMBS Interest-Only Strips accounted for as derivatives	—	714	—	—	714
Subtotal Agency	—	767	—	—	767

Non-Agency CMBS	64,484	10,469	10,482	—	85,435
Non-Agency RMBS	—	—	8,667	13,816	22,483
Non-Agency RMBS Interest-Only Strips	—	—	230	974	1,204
Subtotal Non-Agency	64,484	10,469	19,379	14,790	109,122

Other securities	6,735	—	13,020	7,507	27,262
Total	$71,219	$11,236	$32,399	$22,297	$137,151

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$56	$(6)	1	$—	$—	—	$56	$(6)	1
Subtotal Agency	56	(6)	1	—	—	—	56	(6)	1

Non-Agency CMBS	$—	$—	—	$53,578	$(24,350)	10	$53,578	$(24,350)	10
Non-Agency RMBS	1,340	(234)	1	8,952	(3,236)	5	10,292	(3,470)	6
Non-Agency RMBS Interest-Only Strips	—	—	—	1,590	(3,511)	4	1,590	(3,511)	4
Subtotal Non-Agency	1,340	(234)	1	64,120	(31,097)	19	65,460	(31,331)	20

Other securities	13,386	(2,420)	3	6,218	(740)	2	19,604	(3,160)	5
Total	$14,782	$(2,660)	5	$70,338	$(31,837)	21	$85,120	$(34,497)	26

	December 31, 2022
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$52	$(5)	1	$—	$—	—	$52	$(5)	1
Subtotal Agency	52	(5)	1	—	—	—	52	(5)	1

Non-Agency CMBS	—	—	—	76,365	(21,704)	11	76,365	(21,704)	11
Non-Agency RMBS	19,054	(2,794)	5	1,557	(1,101)	2	20,611	(3,895)	7
Non-Agency RMBS Interest-Only Strips	—	—	—	1,203	(4,000)	4	1,203	(4,000)	4
Subtotal Non-Agency	19,054	(2,794)	5	79,125	(26,805)	17	98,179	(29,599)	22

Other securities	12,483	(2,425)	3	9,468	(1,968)	2	21,951	(4,393)	5
Total	$31,589	$(5,224)	9	$88,593	$(28,773)	19	$120,182	$(33,997)	28

The following tables present components of interest income on the Company’s MBS and other securities for the three months ended March 31, 2023 and March 31, 2022, respectively (dollars in thousands):

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income
Agency RMBS	$—	$3	$3	$8	$(4)	$4
Non-Agency CMBS	1,956	317	2,273	2,972	(402)	2,570
Non-Agency RMBS	589	(155)	434	545	(15)	530
Other securities	840	(102)	738	888	(234)	654
Total	$3,385	$63	$3,448	$4,413	$(655)	$3,758

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities for the three months ended March 31, 2023 and March 31, 2022, respectively (dollars in thousands):

	Three months ended March 31, 2023				Three months ended March 31, 2022
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$—	$—	$(2)	$(2)	$—	$—	$—	$—
Other securities	6,630	—	(1,565)	(1,565)	—	—	—	—
Total	$6,630	$—	$(1,567)	$(1,567)	$—	$—	$—	$—

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts. The Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of March 31, 2023 and December 31, 2022, the Company held two and two variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of March 31, 2023 and December 31, 2022, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $14.3 million and $15.5 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of March 31, 2023 and December 31, 2022, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

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

As of March 31, 2023 and December 31, 2022, the RMI 2015 Trust owned six and six Non-QM Residential Whole Loans with a fair value of $3.4 million and $3.2 million, respectively. The loans are financed under the Company's residential whole loan facility, and the Company holds the financing liability outside the RMI 2015 Trust. See Note 7, "Financings" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional details.

Arroyo Mortgage Trust 2019-2

In May 2019, the Company formed Arroyo Mortgage Trust 2019-2 ("Arroyo Trust 2019"), a wholly-owned subsidiary of the Company, to complete its first residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans. The Arroyo Trust 2019 issued $919.0 million of mortgage-backed notes and retained all the subordinate and residual debt securities ("Owner Certificates"), which includes the required 5% eligible risk retention. Refer to Note 7, "Financings" for details. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and eliminated the intercompany Owner Certificates in consolidation.

As of March 31, 2023 and December 31, 2022, the Arroyo Trust 2019 owned 745 and 766 Non-QM Residential Whole Loans with a fair value of $233.6 million and $237.6 million, respectively.

Arroyo Mortgage Trust 2020-1

In June 2020, the Company formed Arroyo Mortgage Trust 2020-1 ("Arroyo Trust 2020"), a wholly-owned subsidiary of the Company, to complete its second residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans. The Arroyo Trust 2020 issued $341.7 million of mortgage-backed notes and retained all the subordinate and residual debt securities, which includes the required 5% eligible risk retention. See Note 7, "Financings" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional details. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and eliminated the intercompany Owner Certificates.

As of March 31, 2023 and December 31, 2022, the Arroyo Trust 2020 owned 424 and 432 Non-QM Residential Whole Loans with a fair value of $135.8 million and $135.1 million, respectively.

Arroyo Mortgage Trust 2022-1

In February 2022, the Company formed Arroyo Mortgage Trust 2022-1 ("Arroyo Trust 2022-1"), a wholly-owned subsidiary of the Company, to complete its third residential mortgage-backed securitization comprised of $432.0 million of Non-QM Residential Whole Loans. The Arroyo Trust 2022-1 issued $398.9 million of mortgage-backed notes and retained all the subordinate and residual debt securities, which includes the required 5% eligible risk retention. See Note 7, "Financings" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional details. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and eliminated the intercompany Owners Certificates.

As of March 31, 2023 and December 31, 2022, the Arroyo Trust 2022-1 owned 699 and 705 Non-QM Residential Whole Loans with a fair value of $348.4 million and $350.7 million, respectively. The Company has elected the fair value option for the securitized debt. The fair values for the Company’s Non-QM loans held in the Arroyo Trust 2022-1 are measured using the fair value of the securitized debt based on the CFE valuation methodology. The Company determined that the securitized debt is more actively traded and, therefore, more observable.

Arroyo Mortgage Trust 2022-2

In July 2022, the Company formed Arroyo Mortgage Trust 2022-2 ("Arroyo Trust 2022-2"), a wholly-owned subsidiary of the Company, to complete its fourth residential mortgage-backed securitization comprised of $402.2 million of Non-QM Residential Whole Loans. The Arroyo Trust 2022-2 issued $351.9 million of mortgage-backed notes and retained all the subordinate and residual debt securities, which includes the required 5% eligible risk retention. See Note 7, "Financings" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional details. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The

Company classifies the underlying Non-QM Residential Whole Loans in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and eliminated the intercompany Owners Certificates.

As of March 31, 2023 and December 31, 2022, the Arroyo Trust 2022-2 owned 1,013 and 1,029 Non-QM Residential Whole Loans with a fair value of $352.1 million and $363.3 million, respectively. The Company has elected the fair value option for the securitized debt. The fair values for the Company’s Non-QM loans held in the Arroyo Trust 2022-2 are measured using the fair value of the securitized debt based on the CFE valuation methodology. The Company determined that the securitized debt is more actively traded and, therefore, more observable.

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

The Company is no longer allocating capital to Residential Bridge Loans. As of March 31, 2023, and December 31, 2022, there were four and five remaining Residential Bridge Loans in the RMI 2017 Trust with a fair value of $2.8 million and $2.8 million, respectively. As of March 31, 2023, and December 31, 2022, the trust also owned five and five investor fixed rate residential mortgages with a fair value of $1.2 million and $1.2 million, respectively, which are included in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets contained in this Quarterly Report on Form 10-Q.

Consolidated Residential Whole Loan and Residential Bridge Loan Trusts

The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Residential Whole Loans, at fair value ($1,073,257 and $1,089,914 pledged as collateral, at fair value, respectively)	$1,074,417	$1,091,145
Residential Bridge Loans, at fair value	2,782	2,849
Investment related receivable	8,934	5,914
Interest receivable	4,780	4,871
Other assets	—	509
Total assets	$1,090,913	$1,105,288
Securitized debt, net	$957,961	$981,073
Interest payable	3,063	3,139
Accounts payable and accrued expenses	51	34
Total liabilities	$961,075	$984,246

The Residential Whole Loans held by the consolidated Arroyo Trust 2019, Arroyo Trust 2020, Arroyo Trust 2022-1, and Arroyo Trust 2022-2 are held solely to satisfy the liabilities of each respective trust, and has no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the periods ended March 31, 2023 and December 31, 2022.

The following table presents the components of the fair value of Residential Whole Loans and Residential Bridge Loans as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Principal balance	$1,134,794	$1,165,301	$3,091	$3,166
Unamortized premium	30,186	30,961	—	—
Unamortized discount	(1,483)	(1,536)	—	—
Amortized cost	1,163,497	1,194,726	3,091	3,166
Gross unrealized gains	4,096	2,038	—	—
Gross unrealized losses	(93,176)	(105,619)	(309)	(317)
Fair value	$1,074,417	$1,091,145	$2,782	$2,849

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,892 adjustable and fixed rate Non-QM and investor mortgages. The following tables present certain information about the Company’s residential whole loan investment portfolio at March 31, 2023 and December 31, 2022 (dollars in thousands):

March 31, 2023
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	39	$22,148	66.3%	758	8.9	28.1	2.9%
3.01% – 4.00%	369	203,837	66.9%	760	6.8	28.5	3.7%
4.01% – 5.00%	1,307	440,632	64.2%	749	5.1	25.8	4.6%
5.01% – 6.00%	910	358,242	65.4%	742	4.3	26.4	5.5%
6.01% – 7.00%	252	104,334	69.6%	742	3.3	28.1	6.4%
7.01% - 8.00%	15	5,601	75.3%	730	2.9	29.0	7.4%
Total	2,892	$1,134,794	65.7%	749	5.1	26.7	4.8%

(1)The original FICO score is not available for 226 loans with a principal balance of approximately $73.9 million at March 31, 2023. The Company has excluded these loans from the weighted average computations.

December 31, 2022
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	39	$22,277	66.3%	758	8.9	28.3	2.9%
3.01% – 4.00%	402	214,402	66.3%	759	7.3	28.5	3.7%
4.01% – 5.00%	1,337	453,811	64.1%	749	5.5	26.0	4.6%
5.01% – 6.00%	901	363,197	65.6%	742	4.7	26.7	5.4%
6.01% – 7.00%	249	105,933	69.9%	742	3.6	28.4	6.4%
7.01% - 8.00%	15	5,681	75.2%	730	3.0	29.2	7.4%
Total	2,943	$1,165,301	65.6%	748	5.5	27.0	4.8%

(1)The original FICO score is not available for 231 loans with a principal balance of approximately $76.6 million at December 31, 2022. The Company has excluded these loans from the weighted average computations.

The following table presents geographic concentrations by U.S. state in which the collateral securing the Company’s Residential Whole Loans are located as of March 31, 2023 and December 31, 2022 (dollars in thousands):

March 31, 2023			December 31, 2022
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	67.0%	$760,577	California	66.8%	$778,732
New York	9.2%	103,907	New York	9.3%	108,108
Texas	4.8%	54,646	Texas	4.8%	56,126
Florida	4.1%	46,332	Florida	4.1%	47,681
Georgia	3.5%	39,725	Georgia	3.5%	40,845
Other	11.4%	129,607	Other	11.5%	133,809
Total	100.0%	$1,134,794	Total	100.0%	$1,165,301

Residential Bridge Loans

The Company is no longer allocating capital to Residential Bridge Loans. The following tables present certain information about the remaining Residential Bridge Loans which are non-performing in the Company's investment portfolio at March 31, 2023 and December 31, 2022 (dollars in thousands):

March 31, 2023
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	2	$1,822	67.5%	0.0	8.7%
9.01% – 11.00%	1	849	90.5%	0.0	10.0%
11.01% – 13.00%	1	420	70.0%	0.0	11.3%
Total	4	$3,091	74.2%	0.0	9.4%

December 31, 2022
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	2	$1,822	67.5%	0.0	8.7%
9.01% – 11.00%	1	849	90.5%	0.0	10.0%
11.01% – 13.00%	2	495	69.7%	0.0	11.4%
Total	5	$3,166	74.0%	0.0	9.5%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

The following table presents geographic concentrations by U.S. state in which the collateral securing the Company’s Residential Bridge Loans are located as of March 31, 2023 and December 31, 2022 (dollars in thousands):

March 31, 2023			December 31, 2022
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	56.7%	$1,754	California	55.4%	$1,754
New York	43.3%	1,337	New York	42.2%	1,337
Total	100.0%	$3,091	New Jersey	2.4%	75
			Total	100.0%	$3,166

Non-Performing Loans

The following table presents the aging of the Residential Whole Loans and Residential Bridge Loans as of March 31, 2023 (dollars in thousands):

	Residential Whole Loans (1)			Residential Bridge Loans (1)
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current	2,855	$1,113,695	$1,054,337	—	$—	$—
1-30 days	21	11,711	11,358	—	—	—
31-60 days	4	1,427	1,298	—	—	—
61-90 days	1	934	874	—	—	—
90+ days	11	7,027	6,550	4	3,091	2,782
Total	2,892	$1,134,794	$1,074,417	4	$3,091	$2,782

(1) As of March 31, 2023, there were no loans in forbearance.

Residential Whole Loans

As of March 31, 2023, there were 11 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $7.0 million and a fair value of $6.6 million. These non-performing loans represent approximately 0.6% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 64.5%.

As of December 31, 2022, there were 13 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $8.7 million and a fair value of approximately $8.0 million. These non-performing loans represent approximately 0.8% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 60.0%.

These loans are carried at fair value, and accordingly no allowance for credit losses or credit loss expense was recorded, since the adjustment for credit losses, if any, would be reflected in the fair value of these loans as a component of "Unrealized gain (loss), net" in the Consolidated Statements of Operations contained in this Quarterly Report on Form 10-Q. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Residential Bridge Loans

    As of March 31, 2023, the Company had four remaining Residential Bridge Loans in the portfolio. Of these, four were in non-accrual status with an unpaid principal balance of approximately $3.1 million and a fair value of $2.8 million.

As of December 31, 2022, the Company had five remaining Residential Bridge Loans in the portfolio. Of these, five were in non-accrual status with an unpaid principal balance of approximately $3.2 million and a fair value of $2.8 million. These loans are collateral dependent.

The Residential Bridge Loans were carried at fair value. No allowance for credit losses was recorded because the valuation adjustments as of March 31, 2023 and December 31, 2022, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Residential Real Estate Owned

As of March 31, 2023 and December 31, 2022, the Company had one and one residential REO property with a carrying value of $2.3 million and $2.3 million, respectively, related to a foreclosed Residential Whole Loan. The REO property held by the Company as of March 31, 2023 and December 31, 2022 was transferred to REO in December 2022. The residential REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The residential REO properties are classified in "Other assets" in the Consolidated Balance Sheets contained in this Quarterly Report on Form 10-Q.

Note 6 — Commercial Loans

Commercial Loans

    In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company was formed for the purpose of acquiring Commercial Loans. The Commercial Loans owned by CRE LLC are financed under the Commercial Whole Loan Facility. See Note 7, "Financing" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

The following table presents information about the Commercial Loans owned by CRE LLC as of March 31, 2023 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 4	September 2019	Interest-Only First Mortgage	22,204	22,033	63%	1-Month SOFR plus 3.38%	8/6/2025(1)	None	Retail
CRE 5	December 2019	Interest-Only First Mortgage	24,535	23,804	62%	1-Month LIBOR plus 3.75%	11/6/2023(2)	One - 12 month extension	Hotel
CRE 6	December 2019	Interest-Only First Mortgage	13,207	12,813	62%	1-Month LIBOR plus 3.75%	11/6/2023(2)	One - 12 month extension	Hotel
CRE 7	December 2019	Interest-Only First Mortgage	7,259	7,042	62%	1-Month LIBOR plus 3.75%	11/6/2023(2)	One - 12 month extension	Hotel
			$67,205	$65,692

(1) In 2022, CRE 4 was granted a three-year extension through August 6, 2025, in conjunction with a principal paydown of $16.2 million.
(2) CRE 5, 6, and 7 were each granted one-year extensions through November 6, 2023.

Commercial Loan Sale

On February 3, 2023, the CRE 3 loan was sold to an unaffiliated third party for its recorded fair value as of December 31, 2022 of $8.8 million. At the time of sale, the Company recognized a realized loss of $81.2 million and a related reversal of unrealized loss of the same amount.

Commercial Loan Trust

In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company consolidates the trust because it determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary. As of March 31, 2023, there was one loan remaining in the trust.

The following table presents information on the commercial real estate mortgage loan held by RSBC Trust as of March 31, 2023 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate(1)	Maturity Date(1)	Extension Option	Collateral
SBC 3	January 2019	Interest-Only First Mortgage	$13,500	$13,490	49%	1-Month LIBOR plus 5.00%	5/5/2023	One - 3 month extension	Nursing Facilities
			$13,500	$13,490

(1) In January 2023, the SBC 3 loan was partially paid down by $862 thousand to bring the unpaid principal balance to $13.5 million, extended the maturity date through May 5, 2023 for a 50 bps extension fee, and an increased margin from 4.47% to 5.00%. In May 2023, the SBC 3 loan was partially paid down by $750 thousand to bring the unpaid principal to $12.8 million, extended the maturity date through August 4, 2023, and an increased margin from 5.00% to 5.50%.

Securitized Commercial Loans

    Securitized Commercial Loans are comprised of Commercial Loans from consolidated third party sponsored CMBS VIE's. At March 31, 2023, the Company had a variable interest in one third party sponsored CMBS VIE, CSMC Trust 2014-USA, that it determined it was the primary beneficiary and was required to consolidate. The Commercial Loan that serves as collateral for the securitized debt issued by this VIE can only be used to settle the securitized debt. Refer to Note 7, "Financings" for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

CSMC Trust 2014-USA

The Company together with other related party entities own more than 50% of the controlling class of CSMC Trust 2014-USA ("CSMC USA"). As of March 31, 2023, the Company held an 8.8% interest in the trust certificates issued by CSMC USA (F Class) with an outstanding principal balance of $14.9 million. The Company performs ongoing reassessment of its CMBS VIE holdings for potential consolidation of the securitized trust in which it owns a portion of the controlling class. Since the ownership of the controlling financial interest is held within a related party group, the Company must determine whether it is the primary beneficiary under the related party tie-breaker rule. As a result of the Company's evaluation, it was determined that the Company is the primary beneficiary of CSMC USA, and effective on August 1, 2020, consolidated CSMC USA. The Company’s investment in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of March 31, 2023. The loan has a stated maturity date of September 11, 2025 and bears a fixed interest rate of 4.38%. The Company elected the fair value option for the commercial loan as well as the associated securitized debt.

In December 2020, the commercial loan held by CSMC USA was amended to an interest only payment through maturity. As part of the modification, a Cash Management Forbearance Agreement was entered into by the special servicer and the borrower, which required both increased reporting requirements and monthly net cash remittance.
Consolidated Securitized Commercial Loan Trust and Commercial Loan Trust

The two commercial consolidated trusts, CSMC USA and RSBC Trust, collectively held two Commercial Loans as of March 31, 2023. The following table presents a summary of the assets and liabilities of the two consolidated trusts included in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Restricted cash	$—	$248
Securitized Commercial Loan, at fair value	1,088,224	1,085,103
Commercial Loans, at fair value	13,490	14,362
Interest receivable	5,319	5,311
Total assets	$1,107,033	$1,105,024
Securitized debt, at fair value	$1,081,392	$1,077,611
Interest payable	5,164	5,164
Accounts payable and accrued expenses	9	9
Other liabilities	—	248
Total liabilities	$1,086,565	$1,083,032

The Company’s risk with respect to its investment in the securitized commercial loan trust is limited to its direct ownership in the trust. The Commercial Loan held by the consolidated securitized commercial loan trust is held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Securitized Commercial Loan of the trust can only be used to satisfy the obligations of the trust. The Company is not contractually required to provide, and has not provided any additional financial support to the securitized commercial loan trust for the three months ended March 31, 2023 and March 31, 2022.

The following table presents the components of the fair value of the Securitized Commercial Loans and Commercial Loans as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	CSMC USA Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Principal balance	$1,385,591	$1,385,591	$13,500	$14,362	$67,205	$157,205
Unamortized discount	(76,974)	(84,132)	(14)	—	—	—
Amortized cost	1,308,617	1,301,459	13,486	14,362	67,205	157,205
Gross unrealized gains	—	—	4	—	—	—
Gross unrealized losses	(220,393)	(216,356)	—	—	(1,513)	(81,565)
Fair value	$1,088,224	$1,085,103	$13,490	$14,362	$65,692	$75,640

Non-Performing Commercial Loans

As of March 31, 2023, there are no Commercial Loans that are non-performing.

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

In order to manage the severe market conditions and the resulting large margin demands from lenders and pressure on the Company’s liquidity, the Company has entered into three longer term financing arrangements to reduce its exposure to short-term financings. Below is a summary of each of these financing arrangements.

Residential Whole Loan Facility

On November 9, 2022, the facility was extended to mature on October 25, 2023. It bears interest at a rate of SOFR plus 2.25%, with a SOFR floor of 0.25%.

The Company finances its Non-QM residential whole loans held in RMI 2015 Trust under this facility. As of March 31, 2023, the Company had outstanding borrowings of $3.6 million under the facility. The borrowing is secured by Non-QM residential whole loans with a fair value of $3.4 million and one REO property with a carrying value of $2.3 million as of March 31, 2023.

Non-Agency CMBS and Non-Agency RMBS facility

On May 2, 2022, the facility was extended to mature on May 2, 2023. It bears interest at a rate of SOFR plus 2.00%. As of March 31, 2023, the outstanding balance under this facility was $80.5 million. The borrowing is secured by investments with a fair market value of $108.5 million as of March 31, 2023.

On May 3, 2023, the Company secured a new financing facility for its Non-Agency CMBS and Non-Agency RMBS portfolio. Refer to Note 16 "Subsequent Events," to the financial statements contained in this Quarterly Report on Form 10-Q, for additional details.

Commercial Whole Loan Facility
On November 9, 2022, the facility was extended to mature on November 3, 2023. It bears interest at a rate of SOFR plus 2.25%. As of March 31, 2023, the outstanding balance under this facility was $48.0 million. The borrowing is secured by the performing commercial loans that are held in CRE LLC, with an estimated fair market value of $65.7 million as of March 31, 2023.

Financial Metrics
Certain of the Company’s financing arrangements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if the Company does not maintain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity, liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. The Company was in compliance with the terms of such financial tests as of March 31, 2023.
As of March 31, 2023, the Company had borrowings under five of its master repurchase agreements. The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023			December 31, 2022
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-term borrowings:
Agency RMBS	$284	5.63%	31	$293	4.78%	32
Non-Agency RMBS(1)	38,842	7.96%	116	48,237	7.50%	26
Other securities	—	—%	0	1,776	7.09%	17
Total short-term borrowings	39,126	7.94%	115	50,306	7.47%	26
Long-term borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS(1)	44,443	6.74%	32	55,154	6.30%	122
Non-Agency RMBS	19,129	6.82%	32	19,129	6.30%	122
Other securities	16,962	6.83%	32	16,863	6.30%	122
Subtotal	80,534	6.78%	32	91,146	6.30%	122
Residential Whole Loan Facility
Residential Whole Loans(2)	3,598	7.17%	208	3,633	6.66%	298
Commercial Whole Loan Facility
Commercial Loans	48,032	6.81%	217	48,032	6.13%	307
Total long-term borrowings	132,164	6.80%	104	142,811	6.25%	189
Repurchase agreements borrowings	$171,290	7.06%	107	$193,117	6.57%	146
Less unamortized debt issuance costs	—	N/A	N/A	—	N/A	N/A
Repurchase agreements borrowings, net	$171,290	7.06%	107	$193,117	6.57%	146

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

At March 31, 2023 and December 31, 2022, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	March 31, 2023	December 31, 2022
1 to 29 days	$—	$50,013
30 to 59 days	80,819	293
60 to 89 days	—	—
Greater than or equal to 90 days	90,471	142,811
Total	$171,290	$193,117

At March 31, 2023, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	March 31, 2023
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Citigroup Global Markets Inc.	$41,044	32	41.3%
Credit Suisse AG, Cayman Islands Branch	27,741	116	27.9%
Atlas Securitized Products Investments 2, L.P.	17,949	217	18.1%

Collateral For Borrowings Under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023			December 31, 2022
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$271	$1	$272	$249	$—	$249
Non-Agency CMBS, at fair value(1)	60,477	380	60,857	83,925	483	84,408
Non-Agency RMBS, at fair value	90,781	468	91,249	104,487	533	105,020
Residential Whole Loans, at fair value(2)	3,385	15	3,400	3,229	3	3,232
Commercial Loans, at fair value(2)	65,692	398	66,090	66,864	362	67,226
REO, at carrying value	2,255	n/a	2,255	2,255	n/a	2,255
Other securities, at fair value	23,623	78	23,701	27,262	78	27,340
Cash(3)	15,891	—	15,891	3,410	—	3,410
Total	$262,375	$1,340	$263,715	$291,681	$1,459	$293,140

(1)Includes securities eliminated upon VIE consolidation.
(2)Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.
(3)Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At March 31, 2023 and December 31, 2022, investments held by counterparties as security for repurchase agreements totaled approximately $246.5 million and $288.3 million, respectively. Cash collateral held by counterparties at March 31, 2023 and December 31, 2022 was approximately $15.9 million and $3.4 million, respectively. Cash posted by repurchase agreement counterparties at both March 31, 2023 and December 31, 2022 was zero and $300 thousand, respectively.

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

Securitized Debt

Arroyo Trust 2019-2

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes, so they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2019-2's residential mortgage pass-through certificates at March 31, 2023 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$159,413	3.3%	$159,413	4/25/2049
Class A-2	8,549	3.5%	8,549	4/25/2049
Class A-3	13,545	3.8%	13,545	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$206,562		$206,562
Less: Unamortized Deferred Financing Costs	N/A		2,382
Total	$206,562		$204,180

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2019-2 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At March 31, 2023, Residential Whole Loans, with an outstanding principal balance of approximately $231.7 million, serve as collateral for the Arroyo Trust 2019-2's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2020-1

In June 2020, the Company completed a residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans, issuing $341.7 million of mortgage-backed notes. The Company did not elect the fair value option for these notes, so they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2020-1's residential mortgage pass-through certificates at March 31, 2023 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$71,442	1.7%	$71,442	3/25/2055
Class A-1B	8,477	2.1%	8,477	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$123,139		$123,139
Less: Unamortized Deferred Financing Costs	N/A		1,421
Total	$123,139		$121,718

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2020-1 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At March 31, 2023, Residential Whole Loans with an outstanding principal balance of approximately $136.8 million serve as collateral for the Arroyo Trust 2020-1's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

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

The following table summarizes the issued Arroyo Trust 2022-1's residential mortgage pass-through certificates at March 31, 2023 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Offered Notes:
Class A-1A	$207,475	2.5%	$190,278	12/25/2056
Class A-1B	82,942	3.3%	73,339	12/25/2056
Class A-2	21,168	3.6%	17,002	12/25/2056
Class A-3	28,079	3.7%	20,975	12/25/2056
Class M-1	17,928	3.7%	12,649	12/25/2056
Total	$357,592		$314,243

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2022-1 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At March 31, 2023, Residential Whole Loans with an outstanding principal balance of approximately $389.3 million serve as collateral for the Arroyo Trust 2022-1's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their fair value plus accrued interest.

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

The following table summarizes the issued Arroyo Trust 2022-2's residential mortgage pass-through certificates at March 31, 2023 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Offered Notes:
Class A-1	$260,794	5.0%	$254,516	7/25/2057
Class A-2	22,199	5.0%	21,549	7/25/2057
Class A-3	27,050	5.0%	25,947	7/25/2057
Class M-1	17,694	5.0%	15,808	7/25/2057
Total	$327,737		$317,820

The Company retained the non-offered securities in the securitization, which include the Class B-1, Class B-2, Class B-3, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2022-2 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At March 31, 2023, Residential Whole Loans with an outstanding principal balance of approximately $372.5 million serve as collateral for the Arroyo Trust 2022-2's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their fair value plus accrued interest.

Commercial Mortgage-Backed Notes

CSMC 2014 USA

The following table summarizes CSMC 2014 USA's commercial mortgage pass-through certificates at March 31, 2023 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$109,142	9/11/2025
Class A-2	531,700	4.0%	482,927	9/11/2025
Class B	136,400	4.2%	117,660	9/11/2025
Class C	94,500	4.3%	77,566	9/11/2025
Class D	153,950	4.4%	115,780	9/11/2025
Class E	180,150	4.4%	99,911	9/11/2025
Class F	153,600	4.4%	70,434	9/11/2025
Class X-1(1)	n/a	0.7%	6,604	9/11/2025
Class X-2(1)	n/a	0.2%	1,368	9/11/2025
	$1,370,691		$1,081,392

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of March 31, 2023, respectively.

At March 31, 2023, the Company owned a portion of the class F certificates with an outstanding principal balance of $14.9 million, which is eliminated in consolidation. The remaining CSMC USA debt that we elected the fair value option had a fair value of $1.1 billion at March 31, 2023, and is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the remaining outstanding principal balance of $1.4 billion, $185.1 million is owned by related parties and $1.2 billion is owned by third parties. The securitized debt of the CSMC USA can only be settled with the Commercial Loan with an outstanding principal balance of approximately $1.4 billion at March 31, 2023, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic changes in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

Note 8 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, swaptions, options, futures contracts, TBAs, Agency, Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps, and total return swaps.

The following table summarizes the Company’s derivative instruments at March 31, 2023 and December 31, 2022 (dollars in thousands):

			March 31, 2023		December 31, 2022
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$—	$—	$60,000	$1
Total derivative instruments, assets				—		1

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	82,000	(121)	98,000	(61)
Total derivative instruments, liabilities				(121)		(61)
Total derivative instruments, net				$(121)		$(60)

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain (loss) on derivative instruments, net" in the Consolidated Statements of Operations for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements/ Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended March 31, 2023
Interest rate swaps	$—	$(2,184)	$—	$(61)	$1,220	$(1,025)
Interest-Only Strips— accounted for as derivatives	—	—	2	64	9	75
Total	$—	$(2,184)	$2	$3	$1,229	$(950)

Three months ended March 31, 2022
Interest rate swaps	$—	$5,540	$—	$(449)	$(291)	$4,800
Interest-Only Strips— accounted for as derivatives	—	—	(72)	(109)	89	(92)
Credit default swaps	15	—	—	2,213	—	2,228
Total	$15	$5,540	$(72)	$1,655	$(202)	$6,936

At March 31, 2023 and December 31, 2022, the Company had cash pledged as collateral for derivatives of approximately $1.4 million and $3.2 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.

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

The following tables provide additional information on the Company's fixed-pay interest rate swaps as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$60,000	1.4%	4.5%	1.0
Greater than 5 years	22,000	1.2%	4.1%	8.5
Total	$82,000	1.3%	4.4%	3.0

	December 31, 2022
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$60,000	1.4%	2.0%	1.3
Greater than 3 years and less than 5 years	70,000	1.4%	1.8%	4.1
Greater than 5 years	$28,000	1.7%	3.6%	9.0
Total	$158,000	1.4%	2.2%	3.9

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

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$781	$—	$781	$(214)	$—	$567
Total assets	$781	$—	$781	$(214)	$—	$567

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$121	$—	$121	$—	$(121)	$—
Repurchase Agreements(4)	171,290	—	171,290	(171,277)	—	13
Total liability	$171,411	$—	$171,411	$(171,277)	$(121)	$13

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
(3)Cash collateral pledged against the Company’s derivative counterparties was approximately $1.4 million as of March 31, 2023.
(4)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $246.5 million as of March 31, 2023.

	December 31, 2022
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$714	$—	$714	$(196)	$—	$518
Derivative asset, at fair value(2)	1	—	1	(1)	—	—
Total assets	$715	$—	$715	$(197)	$—	$518

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$61	$—	$61	$(1)	$(60)	$—
Repurchase Agreements(4)	193,117	—	193,117	(193,073)	(44)	—
Total liability	$193,178	$—	$193,178	$(193,074)	$(104)	$—

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
(3)Cash collateral pledged against the Company’s derivative counterparties was approximately $3.2 million as of December 31, 2022.
(4)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $288.3 million as of December 31, 2022.

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

In addition, the Company may be required to reimburse the Manager for certain expenses as described below, and shall reimburse the Manager for the compensation paid to the Company’s controller. Expense reimbursements to the Manager are made in cash on a regular basis. The Company’s reimbursement obligation is not subject to any dollar limitation. Because the Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.

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
     For the three months ended March 31, 2023 and March 31, 2022, the Company incurred approximately $976 thousand and approximately $1.1 million in management fees, respectively.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement. For the three months ended March 31, 2023 and March 31, 2022, the Company recorded expenses included in general and administrative expenses totaling approximately $91 thousand and approximately $151 thousand, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expense in the Consolidated Statements of Operations. At March 31, 2023 and December 31, 2022, approximately $2.8 million and approximately $3.9 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets. In addition, at March 31, 2023 and December 31, 2022, approximately $102 thousand and approximately $86 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

Note 11 — Share-Based Payments

The Company's ability to grant equity-based awards under the Company's previous equity incentive plans expired on May 9, 2022. At the Annual Meeting of Stockholders held on June 24, 2022, the Company's stockholders approved the Western Asset Mortgage Capital Corporation 2022 Omnibus Incentive Plan and the Western Asset Mortgage Capital Corporation 2022 Manager Omnibus Incentive Plan (collectively, the “2022 Plans”). The 2022 Plans provide for the issuance of options (including non-statutory stock options and incentive stock options), stock appreciation rights (referred to as SARs), restricted stock, restricted stock units (referred to as RSUs), stock bonuses, other stock based awards and cash awards.

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

During the three months ended March 31, 2023 and March 31, 2022, zero and 3,600 restricted stock units vested, respectively. The Company recognized stock-based compensation expense of approximately $100 thousand and approximately $165 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively. In addition, the Company had unamortized compensation expense of $198 thousand and $298 thousand for equity awards at March 31, 2023 and December 31, 2022, respectively.

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

The following is a summary of restricted equity awards vesting dates as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Vesting Date	Shares Vesting	Shares Vesting
June 2023	31,704	31,704
June 2024	10,000	10,000
Total	41,704	41,704

The following table presents information with respect to shares issued under the Company’s Equity Incentive Plans for the three months ended March 31, 2023 and March 31, 2022:

	March 31, 2023		March 31, 2022(1)
	Restricted Stock Units	Weighted Average Grant Date Fair Value(2)	Restricted Stock Units	Weighted Average Grant Date Fair Value(2)
Outstanding at beginning of period	163,796	$96.20	114,825	$131.85
Granted(3)	2,947	11.12	556	31.90
Cancelled/forfeited	—	—	—	—
Outstanding at end of period	166,743	94.70	115,381	131.37
Unvested at end of period	41,704	$12.52	8,116	$34.50

(1)Amounts have been adjusted to reflect the one-for-ten reverse stock split effected July 11, 2022. See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 12, "Stockholders' Equity" contained in this Quarterly Report on Form 10-Q for details.
(2)The grant date fair value of the awards is based on the closing market price of the Company’s common stock at the grant date.
(3)Includes 2,947 and 556 shares attributed to dividends on restricted stock under the Director Deferred Fee Plan for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

The Company's stockholders' equity, in the aggregate, remains unchanged. Per share net income or loss increased because there are fewer shares of common stock outstanding. The common stock held in treasury was reduced in proportion to the Reverse Stock Split Ratio. There were no other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, that arose as a result of the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of the Company's common stock the business day prior to the Effective Date. The reverse stock split applied to all of the Company's outstanding shares of common stock and did not affect any stockholder’s ownership percentage of shares of the Company's common stock, except for immaterial changes resulting from the payment of cash for fractional shares.

At-The-Market Program

    In March 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which the Company may offer and sell up to $100 million worth of shares of common stock in an At-The-Market equity offering. During the three months ended March 31, 2023, the Company did not sell any shares under the amended agreement.
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
During the three months ended March 31, 2023, the Company did not repurchase any shares under the stock repurchase program.

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock, not adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split to align with 1099-DIV per share amounts as reported.

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2023
March 22, 2023	April 3, 2023	April 26, 2023	$0.35	Not yet determined

2022
December 21, 2022	January 3, 2023	January 26, 2023	$0.40	Not yet determined(1)
September 22, 2022	October 3, 2022	October 26, 2022	$0.40	Ordinary income
June 21, 2022	July 1, 2022	July 25, 2022	$0.04	Ordinary income
March 23, 2022	April 4, 2022	April 26, 2022	$0.04	Ordinary income

(1)The cash distributions made on January 26, 2023, with a record date of January 3, 2023, are treated as received by stockholders on January 26, 2023 and taxable in calendar year 2023.

Note 13 — Net Income (Loss) per Common Share

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three months ended March 31, 2023 and March 31, 2022 (dollars, other than shares and per share amounts, in thousands), adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split.

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$6,567	$(25,853)
Less:
Dividends and undistributed earnings allocated to participating securities	91	15
Net income (loss) allocable to common stockholders — basic and diluted	$6,476	$(25,868)

Denominator:
Weighted average common shares outstanding for basic earnings per share	6,038,012	6,034,571
Weighted average common shares outstanding for diluted earnings per share	6,038,012	6,034,571
Basic income (loss) per common share	$1.07	$(4.29)
Diluted income (loss) per common share	$1.07	$(4.29)

For the three months ended March 31, 2023 and March 31, 2022, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of March 31, 2023. The Company files U.S. federal and state income tax returns.  As of March 31, 2023, U.S. federal tax returns filed by the Company for 2021, 2020, and 2019 and state tax returns filed for 2021, 2020, 2019, 2018 and 2017 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended March 31, 2023 and March 31, 2022, the Company recorded a federal and state tax provision of $12 thousand and tax provision of $56 thousand, respectively, which is recorded in "Income tax provision" in the Consolidated Statements of Operations.

Deferred Tax Asset

As of March 31, 2023 and December 31, 2022, the Company recorded a deferred tax asset of approximately $14.4 million and $13.5 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

In addition, the REIT generated net operating losses ("NOLs") during the year ended December 31, 2021 related to ordinary losses on its MBS portfolio and it generated NOLs for the years ended December 31, 2020 and December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOLs is apportioned to the TRS. The Company recorded a deferred tax asset relating to the NOLs of $14.5 million and $14.5 million in the REIT and $1.6 million and $1.6 million in the TRS as of March 31, 2023 and December 31, 2022, respectively. The TRS can carryback the NOLs generated during the years ended December 31, 2020 and December 31, 2017 to each of the two preceding years to request a refund for taxes paid. As of March 31, 2023 and December 31, 2022, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized and it has recorded a combined valuation allowance of $16.1 million and $16.1 million, respectively.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).

Note 15 — Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material commitments nor contingencies at March 31, 2023.

Note 16 — Subsequent Event

On May 2, 2023, the Company secured a new financing facility for its Non-Agency CMBS and Non-Agency RMBS portfolios, maturing in May 2024, with an initial amount outstanding of $60.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the market for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; changes in interest rates and the market value of the Company’s target assets; credit risks; servicing-related risks, including those associated with foreclosure and liquidation; the state of the U.S. and to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including under the Company’s repurchase agreements, a form of secured financing, and securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on CMBS and Commercial Loans; the loss severity on Non-Agency MBS; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, Residential and Commercial Whole Loans, and other mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s understanding of its competition; outcome and impact of the strategic alternatives review process as announced in August 2022; the uncertainty and economic impact of pandemics, epidemics, or other public health emergencies, such as the ongoing effects of the COVID-19 pandemic.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors, are described in Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 13, 2023. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

In December 2021, we announced that our investment strategy will focus on residential real estate-related investments, including but not limited to non-qualified mortgage loans, Non-Agency RMBS, and other related investments. We believe this focus allows us to address attractive market opportunities while maintaining alignment with our Manager’s core competencies. We are continuing to transition out of the commercial investments in our portfolio, though we may from time to time make commercial investments on an opportunistic basis.

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

Non-Agency RMBS — RMBS that are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by a U.S. Government agency or U.S. Government-sponsored entity due to certain factors, including mortgage balances in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and/or level of documentation, and therefore are not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. The mortgage loan collateral may be classified as subprime, Alternative-A or prime depending on the borrower’s credit rating and the underlying level of documentation. Non-Agency RMBS collateral may also include re-

performing loans, which are conventional mortgage loans that were current at the time of the securitization, but had been delinquent in the past. Non-Agency RMBS may be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages.

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

Our investment portfolio composition at March 31, 2023 is as follows:

Our Financing Strategy

During 2020, the uncertainties created by the COVID-19 pandemic made it challenging to obtain financing arrangements on favorable terms. In the latter part of 2020 and the beginning of 2021, terms for financing arrangements began to improve significantly. As a result, we diversified our financing sources to provide an alternative to short-term repurchase agreements. We expect to continue to seek financing arrangements with longer terms and less onerous margin requirements, including but not limited to repurchase agreements, term financing, securitization, and convertible senior unsecured notes, as the market permits. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by our Manager, taking into account a variety of factors such as general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the creditworthiness of financing counterparties and the health of the U.S. residential and commercial mortgage markets. We expect to maintain a debt-to-equity ratio of two to four and a half times the amount of our stockholders' equity, depending on our investment composition. We seek to enhance equity returns by effectively utilizing leverage and seeking to limit our exposure to interest rate volatility and daily margin calls. The following table presents our debt-to-equity ratio on March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Total debt(1)	$255,222	$276,639
Total equity	$99,358	$94,804
Debt-to-equity ratio	2.6	2.9

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

Critical Accounting Policies

The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries and certain VIEs in which we are the primary beneficiary. All intercompany amounts have been eliminated in consolidation. In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. There have been no significant changes to our critical accounting policies that are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2022.

2023 Activity

Investment Activity

We continually evaluate potential investments and our investment selection is based on supply and demand of our target assets, costs of financing, and the expected future interest rate volatility costs of hedging. During the three months ended March 31, 2023, the Company sold the CRE 3 loan to an unaffiliated third party for its recorded fair value as of December 31, 2022 of $8.8 million.

The following table presents our investing activity for the three months ended March 31, 2023 (dollars in thousands):

	Balance at		Loan Modification/Capitalized Interest	Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Premium and discount amortization, net	Balance at
Investment Type	December 31, 2022	Purchases								March 31, 2023
Agency RMBS and Agency RMBS IOs	$767	$—	N/A	$4	$—	N/A	$—	$66	$—	$837
Non-Agency RMBS	23,687	—	N/A	(131)	—	N/A	—	948	(53)	24,451
Non-Agency CMBS	85,435	—	N/A	(20,252)	—	N/A	(2)	(2,815)	316	62,682
Other securities(1)	27,262	4,714	N/A	—	(6,630)	N/A	(1,565)	1,178	(102)	24,857
Total MBS and other securities	137,151	4,714	N/A	(20,379)	(6,630)	N/A	(1,567)	(623)	161	112,827
Residential Whole Loans	1,091,145	—	7	(30,514)	—	—	—	14,500	(721)	1,074,417
Residential Bridge Loans	2,849	—	—	(75)	—	—	—	8	—	2,782
Commercial Loans	90,002	—	—	(930)	(8,776)	—	(81,223)	80,055	54	79,182
Securitized Commercial Loans	1,085,103	—	—	—	—	—	—	(4,036)	7,157	1,088,224
REO	2,255	—	N/A	—	28	—	(28)	—	N/A	2,255
Total Investments	$2,408,505	$4,714	$7	$(51,898)	$(15,378)	$—	$(82,818)	$89,904	$6,651	$2,359,687
(1) Other securities include $23.6 million of GSE CRTs and $1.2 million of ABS at March 31, 2023.

Portfolio Characteristics

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,892 adjustable and fixed-rate Non-QM and investor mortgages. The following table presents certain information about our Residential Whole Loans investment portfolio at March 31, 2023 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	39	$22,148	66.3%	758	8.9	28.1	2.9%
3.01% – 4.00%	369	203,837	66.9%	760	6.8	28.5	3.7%
4.01% – 5.00%	1,307	440,632	64.2%	749	5.1	25.8	4.6%
5.01% – 6.00%	910	358,242	65.4%	742	4.3	26.4	5.5%
6.01% – 7.00%	252	104,334	69.6%	742	3.3	28.1	6.4%
7.01% - 8.00%	15	5,601	75.3%	730	2.9	29.0	7.4%
Total	2,892	$1,134,794	65.7%	749	5.1	26.7	4.8%

(1)The original FICO score is not available for 226 loans with a principal balance of approximately $73.9 million at March 31, 2023. We have excluded these loans from the weighted average computations.

Residential Bridge Loans

    We are no longer allocating capital to Residential Bridge Loans. The following table presents certain information about the remaining four Residential Bridge Loans left in the portfolio at March 31, 2023 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Contractual Maturity (months)(1)	Coupon Rate
7.01% – 9.00%	2	$1,822	67.5%	0.0	8.7%
9.01% – 11.00%	1	849	90.5%	0.0	10.0%
11.01% – 13.00%	1	420	70.0%	0.0	11.3%
Total	4	$3,091	74.2%	0.0	9.4%

(1) Non-performing loans that are past their maturity date are excluded from the calculation of the weighted average contractual maturity. The weighted average contractual maturity for these loans is zero.

Non-Performing Residential Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of March 31, 2023 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current	2,855	$1,113,695	$1,054,337	—	$—	$—
1-30 days	21	11,711	11,358	—	—	—
31-60 days	4	1,427	1,298	—	—	—
61-90 days	1	934	874	—	—	—
90+ days	11	7,027	6,550	4	3,091	2,782
Total	2,892	$1,134,794	$1,074,417	4	$3,091	$2,782

Residential Whole Loans in Non-Accrual Status

As of March 31, 2023, there were eleven Non-QM loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $7.0 million and a fair value of $6.6 million. These non-performing loans represent approximately 0.6% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three months ended March 31, 2023, since the valuation adjustment, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of March 31, 2023, there were four Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $3.1 million and a fair value of $2.8 million. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three months ended March 31, 2023, since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of March 31, 2023, we had one real estate owned ("REO") property with an aggregate carrying value of $2.3 million related to a foreclosed Residential Whole Loan. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-Agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of March 31, 2023 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	CPR
Prime	$12,103	$80.82	8.9	67.6%	747	1.1%	16.5%
Alt-A	12,348	48.89	16.7	81.3%	661	17.5%	8.0%
Total	$24,451	$64.69	12.9	74.6%	704	9.4%	12.2%

Agency RMBS Portfolio

The following table summarizes our Agency portfolio by investment category as of March 31, 2023 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs(1)	N/A	$62	$56	—%
Agency RMBS IOs and IIOs accounted for as derivatives(1)	N/A	N/A	781	0.5%
Total	$—	$62	$837	0.4%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of March 31, 2023 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$68	$67	0.6	88.7%
	2010-2020	14,982	10,087	5.6	62.5%
		15,050	10,154	5.5	62.7%
Single Asset:
	2010-2020	73,940	52,528	1.6	66.0%
Total		$88,990	$62,682	2.2	65.4%

Commercial Real Estate Investments

With the new focus on residential real estate related investments, we are continuing to transition out of our commercial loan investments. The following table presents our commercial loan investments as of March 31, 2023 (dollars in thousands):

Loan	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral	Geographic Location
CRE 4	Interest-Only First Mortgage	22,204	22,033	63%	1-Month SOFR plus 3.38%	8/6/2025(1)	None	Retail	CT
CRE 5	Interest-Only First Mortgage	24,535	23,804	62%	1-Month LIBOR plus 3.75%	11/6/2023(2)	One - 12 month extension	Hotel	NY
CRE 6	Interest-Only First Mortgage	13,207	12,813	62%	1-Month LIBOR plus 3.75%	11/6/2023(2)	One - 12 month extension	Hotel	CA
CRE 7	Interest-Only First Mortgage	7,259	7,042	62%	1-Month LIBOR plus 3.75%	11/6/2023(2)	One - 12 month extension	Hotel	IL, FL
SBC 3(3)	Interest-Only First Mortgage	13,500	13,490	49%	1-Month LIBOR plus 5.00%	5/5/2023	One - 3 month extension	Nursing Facilities	CT
		$80,705	$79,182

(1) The CRE 4 loan was granted a three-year extension through August 6, 2025, with a principal pay down of $16.2 million.
(2) CRE 5, 6, and 7 were each granted one-year extensions through November 6, 2023.
(3) In January 2023, the SBC 3 loan was partially paid down by $862 thousand to bring the unpaid principal balance to $13.5 million, extended the maturity date through May 5, 2023 for a 50 bps extension fee and an increased margin from 4.47% to 5.00%. In May 2023, the SBC 3 loan was partially paid down by $750 thousand to bring the unpaid principal to $12.8 million, extended the maturity date through August 4, 2023, and an increased margin from 5.00% to 5.50%.

Non-Performing Commercial Loans

As of March 31, 2023, there are no Commercial Loans that are non-performing.

Commercial Loan Investment Sales

On February 3, 2023, the CRE 3 loan was sold to an unaffiliated third party for its recorded fair value as of December 31, 2022 of $8.8 million.

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of March 31, 2023, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	28.1%	$6,862	California	55.3%	$34,656
Florida	11.6%	2,845	Bahamas	20.7%	12,980
New York	6.9%	1,693	Texas	5.0%	3,119
New Jersey	4.2%	1,022	Pennsylvania	2.7%	1,710
Georgia	3.7%	911	New York	2.6%	1,601

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at March 31, 2023, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	67.0%	$760,577	California	56.7%	$1,754
New York	9.2%	103,907	New York	43.3%	1,337
Texas	4.8%	54,646	Total	100.0%	3,091
Florida	4.1%	46,332
Georgia	3.5%	39,725
Other	11.4%	129,607
Total	100.0%	$1,134,794

Financing Activity

     The Company will continue to look to expand and diversify our financing sources, especially those sources that provide an alternative to short-term repurchase agreements with less onerous margin requirements.

Repurchase Agreements

Our repurchase agreements bear interest at a contractually agreed-upon rate and have terms ranging from one month to 12 months. Our counterparties generally require collateral in excess of the loan amount, or haircuts. As of March 31, 2023, the contractual haircuts required under repurchase agreements on our investments were as follows:

	Minimum	Maximum
Short-Term Borrowings
Agency RMBS IOs	25%	25%
Non-Agency RMBS	42%	67%

Long-Term Borrowings
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency RMBS	35%	40%
Non-Agency CMBS	40%	40%
Other Securities	35%	40%

Residential Whole Loan Facility
Residential Whole Loans(1)	10%	10%

Commercial Whole Loan Facility
Commercial Loans(2)	22%	32%

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

We finance our Non-QM residential whole loans held in RMI 2015 Trust under this facility. As of March 31, 2023,we had outstanding borrowings of $3.6 million. The borrowing is secured by Non-QM residential whole loans with a fair value of $3.4 million and one REO property with a carrying value of $2.3 million as of March 31, 2023.

Non-Agency CMBS and Non-Agency RMBS facility

On May 2, 2022, the facility was extended to mature on May 2, 2023. It bears interest at a rate of SOFR plus 2.00%. As of March 31, 2023, the outstanding balance under this facility was $80.5 million. The borrowing is secured by investments with a fair market value of $108.5 million as of March 31, 2023.

On May 2, 2023, the Company secured a new financing facility for its Non-Agency CMBS and Non-Agency RMBS portfolios, maturing in May 2024, with an initial amount outstanding of $60.0 million. Refer to Note 16 "Subsequent Events" to the financial statements contained in this Quarterly Report on Form 10-Q for additional details.

Commercial Whole Loan Facility
On November 9, 2022, the facility was extended to mature on November 3, 2023. It bears interest at a rate of SOFR plus 2.25%. As of March 31, 2023, the outstanding balance under this facility was $48.0 million. The borrowing is secured by the performing commercial loans that are held in CRE LLC, with an estimated fair market value of $65.7 million as of March 31, 2023.

Repurchase Agreements

At March 31, 2023, we had outstanding borrowings under five of our repurchase agreements. The following table summarizes certain characteristics of our repurchase agreements at March 31, 2023 (dollars in thousands):

Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-Term Borrowings:
Agency RMBS	$284	5.63%	31
Non-Agency RMBS(1)	38,842	7.96%	116
Total short term borrowings	39,126	7.94%	115
Long Term Borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS (1)	44,443	6.74%	32
Non-Agency RMBS	19,129	6.82%	32
Other Securities	16,962	6.83%	32
Subtotal	80,534	6.78%	32
Residential Whole Loan Facility
Residential Whole Loans (2)	3,598	7.17%	208
Commercial Whole Loan Facility
Commercial Loans	48,032	6.81%	217
Total long term borrowings	132,164	6.80%	104
Repurchase agreements borrowings	$171,290	7.06%	107
Less unamortized debt issuance costs	—	N/A	N/A
Repurchase agreement borrowings, net	$171,290	7.06%	107

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

At March 31, 2023, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Citigroup Global Markets Inc.	$80,535	47.0%	$108,549	A+
Atlas Securitized Products Investments 2, L.P.	48,032	28.0%	65,692	Unrated(4)
Credit Suisse AG, Cayman Islands Branch (2)	38,842	22.7%	66,332	A- *+
Atlas Securitized Products, L.P.	3,597	2.1%	5,640	Unrated(4)
All other counterparties (3)	284	0.2%	271
Total	$171,290	100.0%	$246,484

(1)The counterparty ratings presented above are the long-term issuer credit ratings as rated at March 31, 2023 by S&P.
(2)Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.
(3)    Represents amount outstanding with one counterparty, which holds collateral valued less than 5% of our stockholders’ equity as security for our obligations under the applicable repurchase agreements as of March 31, 2023.
(4)    Affiliates of Apollo purchased a significant portion of the Securitized Products Group from Credit Suisse. A majority of the assets and professionals associated with the transaction are now part of or managed by ATLAS SP Partners, a new standalone credit firm focused on asset-backed financing and capital markets solutions. The firm needs more time operating to achieve a credit rating, therefore, currently unrated.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three months ended March 31, 2023 (dollars in thousands):

Collateral	Three Months Ended March 31, 2023
Agency RMBS	$287
Non-Agency RMBS(1)	74,983
Non-Agency CMBS(1)	50,870
Residential Whole Loans	4,797
Commercial Loans	52,846
Other securities	18,354
Total	$202,137
Maximum borrowings during the period(2)	$190,356
(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.

Repurchase Agreements Financial Metrics

Certain of our financing agreements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if we do not maintain certain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity and liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders with borrowings outstanding as of March 31, 2023. We were in compliance with the terms of such financial tests as of March 31, 2023.

Securitized Debt

Residential Mortgage-Backed Notes

Arroyo Trust 2019-2

The following table summarizes the consolidated Arroyo Trust 2019's issued mortgage-backed notes at March 31, 2023 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$159,413	3.3%	$159,413	4/25/2049
Class A-2	8,549	3.5%	8,549	4/25/2049
Class A-3	13,545	3.8%	13,545	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$206,562		$206,562
Less: Unamortized deferred financing costs	N/A		2,382
Total	$206,562		$204,180

Arroyo Trust 2020-1

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at March 31, 2023 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$71,442	1.7%	$71,442	3/25/2055
Class A-1B	8,477	2.1%	8,477	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$123,139		$123,139
Less: Unamortized deferred financing costs	N/A		1,421
Total	$123,139		$121,718

Arroyo Trust 2022-1

The following table summarizes the consolidated Arroyo Trust 2022-1's issued mortgage-backed notes at March 31, 2023 which is classified as "Securitized debt, net" on the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$207,475	2.5%	$190,278	12/25/2056
Class A-1B	82,942	3.3%	73,339	12/25/2056
Class A-2	21,168	3.6%	17,002	12/25/2056
Class A-3	28,079	3.7%	20,975	12/25/2056
Class M-1	17,928	3.7%	12,649	12/25/2056
Total	$357,592		$314,243

Arroyo Trust 2022-2

The following table summarizes the consolidated Arroyo Trust 2022-2's issued mortgage-backed notes at March 31, 2023 which is classified as "Securitized debt, net" on the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$260,794	5.0%	$254,516	7/25/2057
Class A-2	22,199	5.0%	21,549	7/25/2057
Class A-3	27,050	5.0%	25,947	7/25/2057
Class M-1	17,694	5.0%	15,808	7/25/2057
Total	$327,737		$317,820

Commercial Mortgage-Backed Notes

We hold a controlling financial variable interest in CSMC USA and are required to consolidate the CMBS VIE. Refer to Note 7, "Financings" for details. The following table summarizes the consolidated CSMC USA's commercial mortgage pass-through certificates at March 31, 2023 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$109,142	9/11/2025
Class A-2	531,700	4.0%	482,927	9/11/2025
Class B	136,400	4.2%	117,660	9/11/2025
Class C	94,500	4.3%	77,566	9/11/2025
Class D	153,950	4.4%	115,780	9/11/2025
Class E	180,150	4.4%	99,911	9/11/2025
Class F	153,600	4.4%	70,434	9/11/2025
Class X-1(1)	n/a	0.7%	6,604	9/11/2025
Class X-2(1)	n/a	0.2%	1,368	9/11/2025
	$1,370,691		$1,081,392

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of March 31, 2023, respectively.

The above table does not reflect the portion of the class F bond held by us because the bond is eliminated in consolidation. Our ownership interest in the F bond represents a controlling financial interest, which resulted in consolidation of the trust. The bond had a fair market value of $6.8 million at March 31, 2023, and our exposure to loss is limited to our ownership interest in this bond.

Convertible Senior Unsecured Notes

2024 Notes

As of March 31, 2023, we had $86.3 million aggregate principal amount of the 2024 Notes outstanding. The 2024 notes mature on September 15, 2024, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

Recourse and Non-Recourse Financing

We utilize both recourse and non-recourse debt to finance our portfolio. Our recourse debt included our short and long-term repurchase agreement financings and our convertible senior unsecured notes. At March 31, 2023, our total non-recourse financing is comprised of $958.0 million of securitized debt issued in connection with our four Residential Whole Loan securitizations and $1.1 billion of securitized debt from owning a Non-Agency CMBS bond with a fair value of $6.8 million that was deemed to be a controlling financial variable interest in CSMC USA which required us to consolidate the CMBS VIE.

(dollars in thousands)	March 31, 2023		December 31, 2022
Recourse and non-recourse financing	$2,294,575		$2,335,323
Non-recourse financing
Arroyo 2019-2	204,180		213,885
Arroyo 2020-1	121,718		124,934
Arroyo 2022-1	314,243		318,219
Arroyo 2022-2	317,820		324,035
CMSC USA	1,081,392		1,077,611
Total recourse financing	$255,222	$255,222	$276,639

Stockholders' equity	$99,358		$94,804

Recourse leverage	2.6x		2.9x

Hedging Activity
The following tables summarize the hedging activity during the three months ended March 31, 2023 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2022	Acquisitions		March 31, 2023
Fixed pay interest rate swaps	$158,000	$—	$(76,000)	$82,000
Total derivative instruments	$158,000	$—	$(76,000)	$82,000

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2022					March 31, 2023
Fixed pay interest rate swaps	$(60)	$—	$2,184	$(2,184)	$(61)	$(121)
Total derivative instruments	$(60)	$—	$2,184	$(2,184)	$(61)	$(121)

Dividends

During the three months ended March 31, 2023, we declared dividends totaling $0.35 per share generating a dividend yield of approximately 15.3% based on the stock closing price of $9.13 on March 31, 2023.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:

Book Value
40
30
20
10
0
27.33
23.23
16.22
15.70
16.46
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
Period Ending

    We continue to implement measures to improve our balance sheet by increasing liquidity, reducing leverage, and seeking alternative financing arrangements to preserve long-term shareholder value. The increase in book value from $15.70 as of December 31, 2022, to $16.46 as of March 31, 2023, was primarily driven by the increased value of our residential whole loans of $14.5 million, offset by reductions in the fair value of our commercial holdings of $6.9 million.

Review of Strategic Alternatives

During the third quarter of 2022, the Company announced that its Board of Directors had authorized a review of strategic alternatives for the Company aimed at enhancing shareholder value, which may include a sale or merger of the Company. JMP Securities LLC, A Citizens Company, was retained as exclusive financial advisor to the Company. No assurance can be given that the review being undertaken will result in a sale, merger, or other transaction sale or other business combination involving the Company, and the Company has not set a timetable for completion of the review process. The current market environment for mortgage REITs remains challenging, given the rapid rise in interest rates and the increased potential for economic retrenchment, which has added complexity to our exploration of strategic alternatives. The Company does not intend to make any further statements regarding this process unless and until a definitive agreement for a transaction has been reached, or until the process of exploring strategic alternatives has ended.

Results of Operations

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022.

General
During the first quarter of 2023, we continued to execute on our business strategy to focus on residential real estate investments and to take actions to strengthen our balance sheet.
During the three months ended March 31, 2023, we received approximately $36.6 million from the repayment or paydown of Commercial Whole Loans, Non-Agency CMBS, and Other Securities, and $30.7 million from the sale or repayment of Residential Whole Loans, and Non-Agency RMBS. Due to spread tightening, we experienced an increase in the fair value of residential whole loan investments. On February 3, 2023, the CRE 3 loan was sold to an unaffiliated third party for its fair value at December 31, 2022 of $8.8 million. At the time of sale, the Company recognized a realized loss of $81.2 million and a related reversal of unrealized loss of the same amount. See Note 6,"Commercial Loans" to the Consolidated Financial

Statements contained in this Quarterly Report on Form 10-Q for additional details. Overall, our net income was $6.6 million, or $1.07 per basic and diluted weighted common share, for the three months ended March 31, 2023.
In contrast, for the three months ended March 31, 2022, we had a net loss of $25.9 million, or $4.29 per basic and diluted weighted common share, which was primarily attributable to a decline in fair value in our commercial real estate loans.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

Three Months Ended March 31, 2023	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$59	$3	20.62%
Non-Agency CMBS	96,349	2,273	9.57%
Non-Agency RMBS	30,611	434	5.75%
Residential Whole Loans	1,181,258	13,298	4.57%
Residential Bridge Loans	3,117	24	3.12%
Commercial Loans	80,863	1,757	8.81%
Securitized Commercial Loan	1,301,539	22,330	6.96%
Other securities	30,555	738	9.80%
Total investments	$2,724,351	$40,857	6.08%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$202,137	$3,132	6.28%
Convertible senior unsecured notes, net	83,795	1,865	9.03%
Securitized debt	2,299,414	31,505	5.56%
Total borrowings	$2,585,346	$36,502	5.73%

Net interest income and net interest margin(2)		$4,355	0.65%

Three Months Ended March 31, 2022	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$59	$4	27.50%
Non-Agency CMBS	166,171	2,570	6.27%
Non-Agency RMBS	40,422	530	5.32%
Residential Whole Loans	1,052,261	8,746	3.37%
Residential Bridge Loans	5,798	20	1.40%
Commercial Loans	192,156	1,246	2.63%
Securitized Commercial Loan	1,274,896	21,872	6.96%
Other securities	47,641	654	5.57%
Total investments	$2,779,404	$35,642	5.20%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$437,919	$2,442	2.26%
Convertible senior unsecured notes, net	118,308	2,597	8.90%
Securitized debt	1,991,512	26,320	5.36%
Total borrowings	$2,547,739	$31,359	4.99%

Net interest income and net interest margin(2)		$4,283	0.62%

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

Interest Income

For the three months ended March 31, 2023, and March 31, 2022, we earned interest income on our investments of approximately $40.9 million and $35.6 million, respectively. The increase of approximately $5.2 million was mainly due to an increase in interest rates.
Interest Expense

Interest expense increased from $31.4 million for the three months ended March 31, 2022 to $36.5 million for the three months ended March 31, 2023. The increase in interest expense was primarily attributable to increased borrowing costs on our repurchase facilities due to increasing market interest rates, offset by a decrease in interest expense incurred when compared to the same period in the prior year as the 2022 Convertible Unsecured Notes matured in Q4 of 2022.

Other income (loss), net

Realized gain (loss), net

Realized gain (loss) represents the net gain (loss) on sales or settlements from our investment portfolio and debt. The following table presents the realized gains (losses) of our investments and debt for each of the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	For the three months ended March 31, 2023				For the three months ended March 31, 2022
	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$—	$—	$(2)	$(2)	$—	$—	$—	$—
Other securities	6,630	—	(1,565)	(1,565)	—	—	—	—
Commercial Loans(3)	8,776	—	(81,223)	(81,223)	—	—	—	—
Disposition of REO	(28)	—	(28)	(28)	54,681	12,198	—	12,198
Convertible senior unsecured notes(2)	—	—	—	—	(3,408)	(53)	—	(53)
Total	$15,378	$—	$(82,818)	$(82,818)	$51,273	$12,145	$—	$12,145

(1)Realized gains/losses recognized on the final settlement of the loans.
(2)Realized gains/losses recognized on the extinguishment of the 2022 Notes. See Note 7, "Financings" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional details.
(3)Realized gains/losses recognized on the sale of the CRE 3 loan in February 2023. See Note 6, "Commercial Loans" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional details.

Unrealized gain (loss), net

Our investments and securitized debt, for which we have elected the fair value option, are recorded at fair value with the periodic changes in fair value being recorded in earnings. The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended March 31, 2023	Three months ended March 31, 2022
Agency RMBS	$1	$(48)
Non-Agency CMBS	(2,815)	974
Non-Agency RMBS	948	(3,424)
Residential whole loans	14,500	(41,843)
Residential bridge loans	8	27
Commercial Loans	80,055	(2,073)
Securitized Commercial Loan	(4,036)	(73,564)
Other securities	1,178	(2,374)
Securitized debt	477	83,422
Total	$90,316	$(38,903)

Gain (loss) on derivatives, net

    As of March 31, 2023, we had interest rate swaps with a notional amount of $82.0 million and no forward starting swaps. Our hedging strategy is designed to mitigate our exposure to interest rate volatility.

The following table presents the components of gain (loss) on derivatives for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended March 31, 2023
Interest rate swaps	$—	$(2,184)	$—	$(61)	$1,220	$(1,025)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	2	64	9	75
Total	$—	$(2,184)	$2	$3	$1,229	$(950)

Three months ended March 31, 2022
Interest rate swaps	$—	$5,540	$—	$(449)	$(291)	$4,800
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(72)	(109)	89	(92)
Credit default swaps	15	—	—	2,213	—	2,228
Total	$15	$5,540	$(72)	$1,655	$(202)	$6,936
(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended March 31, 2023 and March 31, 2022, "Other, net" was income of $57 thousand and a loss of $145 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives, and miscellaneous fees and expenses on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $976 thousand and $1.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The decline in management fees was a result of a reduction in the equity basis for which the management fee is calculated. The Company voluntarily waived 25% of its management fee solely for the duration of calendar year 2022 in order to support our earnings potential and our transition to a residential focused investment portfolio. Any future waivers are at the discretion of the manager.

The management fees, expense reimbursements, and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $286 thousand and $296 thousand for the three months ended March 31, 2023, and March 31, 2022, respectively. Other operating costs comprise bank fees, trustee fees, and asset management/loan servicing fees for loans acquired serving released.

Transaction Costs

We incurred transaction costs of $643 thousand and $2.6 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The decrease in transaction costs is primarily associated with the costs incurred for the Arroyo Trust 2022-2 securitization which was completed in July 2022. The amount in the current period reflects costs incurred for the strategic review.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $2.5 million and $2.5 million for the three months ended March 31, 2023, and March 31, 2022, respectively. The expense included an increase in professional fees of $159 thousand resulting from accounting related consulting fees, offset by a reduction of other general and administrative expenses of $187 thousand.

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

The table below reconciles Net Income (Loss) to Distributable Earnings for the three months ended March 31, 2023 and March 31, 2022:

(dollars in thousands)	Three months ended March 31, 2023	Three months ended March 31, 2022
Net income (loss) attributable to common stockholders and participating securities	$6,567	$(25,853)
Income tax provision	12	56
Net income (loss) before income taxes	6,579	(25,797)

Adjustments:
Investments:
Net unrealized (gain) loss on investments and securitized debt	(90,316)	38,903
Net realized (gain) loss on investments	82,818	(8,713)
One-time transaction costs	640	2,740

Derivative Instruments:
Net realized (gain) loss on derivatives	2,184	(5,540)
Net unrealized (gain) on derivatives	(3)	(1,655)

Other:
Realized loss on extinguishment of convertible senior unsecured notes	—	53
Amortization of discount on convertible senior unsecured notes	172	223
Non-cash stock-based compensation expense	100	165
Total adjustments	(4,405)	26,176
Distributable Earnings	$2,174	$379

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

(dollars in thousands)	Three months ended March 31, 2023	Three months ended March 31, 2022
Net interest income	$4,355	$4,283
Interest income from IOs and IIOs accounted for as derivatives	11	17
Net interest income (expense) from interest rate swaps	1,220	(291)
Adjusted net interest income	5,586	4,009
Total expenses	(4,380)	(6,497)
Non-cash stock-based compensation	100	165
One-time transaction costs	640	2,740
Amortization of discount on convertible unsecured senior notes	172	223
Interest income on cash balances and other income (loss), net	57	(73)
Income attributable to non-controlling interest	(1)	(131)
Distributable Earnings	$2,174	$379

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

The table below is a reconciliation of the GAAP Book Value to Non-GAAP Economic Book Value (dollars in thousands - except per share data):

	$ Amount	Per Share
GAAP Book Value at March 31, 2023	$99,358	$16.46

Adjustments to deconsolidate VIEs and reflect the Company's interest in the securities owned
Deconsolidation of VIEs assets	(2,175,404)	(360.29)
Deconsolidation of VIEs liabilities	2,047,596	339.12
Interest in securities of VIEs owned, at fair value	134,357	22.25
Economic Book Value at March 31, 2023	$105,907	$17.54

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

The following tables set forth certain information regarding our non-GAAP adjusted net investment income and net interest margin which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and excludes the interest expense for third-party consolidated VIEs for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

Three Months Ended March 31, 2023	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$921	$14	6.16%
Non-Agency CMBS	96,349	2,273	9.57%
Non-Agency RMBS	30,611	434	5.75%
Residential Whole Loans	1,181,258	13,298	4.57%
Residential Bridge Loans	3,117	24	3.12%
Commercial Loans	80,863	1,757	8.81%
Securitized Commercial Loan	1,301,539	22,330	6.96%
Other securities	30,555	738	9.80%
Total investments	2,725,213	40,868	6.08%
Adjustments:
Securitized Commercial Loan from consolidated VIE	(1,301,539)	(22,330)	6.96%
Investments in consolidated VIE eliminated in consolidation	14,196	223	6.37%
Adjusted total investments	$1,437,870	$18,761	5.29%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$202,137	$3,132	6.28%
Convertible senior unsecured notes, net	83,795	1,865	9.03%
Securitized debt	2,299,414	31,505	5.56%
Interest rate swaps	n/a	(1,220)	(0.19)%
Total borrowings	2,585,346	35,282	5.53%
Adjustments:
Securitized debt from consolidated VIE(3)	(1,283,001)	(21,436)	6.78%
Adjusted total borrowings	$1,302,345	$13,846	4.31%

Adjusted net investment income and net interest margin		$4,915	1.39%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CSMC USA.

Three Months Ended March 31, 2022	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,022	$21	8.33%
Non-Agency CMBS	166,171	2,570	6.27%
Non-Agency RMBS	40,422	530	5.32%
Residential whole loans	1,052,261	8,746	3.37%
Residential bridge loans	5,798	20	1.40%
Commercial Loans	192,156	1,246	2.63%
Securitized Commercial Loan	1,274,896	21,872	6.96%
Other securities	47,641	654	5.57%
Total investments	2,780,367	35,659	5.20%
Adjustments:
Securitized Commercial Loan from consolidated VIE	(1,274,896)	(21,872)	6.96%
Investments in consolidated VIE eliminated in consolidation	13,966	219	6.36%
Adjusted total investments	$1,519,437	$14,006	3.74%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$437,919	$2,442	2.26%
Convertible senior unsecured notes, net	118,308	2,597	8.90%
Securitized debt	1,991,512	26,320	5.36%
Interest rate swaps	n/a	291	0.05%
Total borrowings	2,547,739	31,650	5.04%
Adjustments:
Securitized debt from consolidated VIE(3)	(1,259,147)	(20,829)	6.71%
Adjusted total borrowings	$1,288,592	$10,821	3.41%

Adjusted net investment income and net interest margin		$3,185	0.85%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CSMC USA.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three months ended March 31, 2023 and March 31, 2022:

(dollars in thousands)	Three months ended March 31, 2023	Three months ended March 31, 2022
Coupon interest income:
Agency RMBS	$—	$8
Non-Agency CMBS	1,956	2,972
Non-Agency RMBS	589	545
Residential Whole Loans	14,019	11,283
Residential Bridge Loans	24	20
Commercial Loans	1,703	1,246
Securitized Commercial Loan	15,173	15,173
Other securities	840	888
Subtotal coupon interest	34,304	32,135
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	3	(4)
Non-Agency CMBS	317	(402)
Non-Agency RMBS	(155)	(15)
Residential Whole Loans	(721)	(2,537)
Residential Bridge Loans	—	—
Commercial Loans	54	—
Securitized Commercial Loan	7,157	6,699
Other securities	(102)	(234)
Subtotal accretion and amortization	6,553	3,507
Interest income	$40,857	$35,642
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$9	$89
Amortization of basis	2	(72)
Subtotal	11	17
Total adjusted interest income	$40,868	$35,659

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three months ended March 31, 2023 and March 31, 2022:

	Three months ended March 31, 2023		Three months ended March 31, 2022
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$36,502	5.73%	$31,359	4.99%
Adjustments:
Interest expense on Securitized debt from consolidated VIE	(21,436)	(6.78)%	(20,829)	(6.71)%
Net interest (received) paid - interest rate swaps	(1,220)	(0.19)%	291	0.05%
Effective Cost of Funds	$13,846	4.31%	$10,821	3.41%
Weighted average borrowings	$1,302,345		$1,288,592

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

We currently believe we have sufficient liquidity and capital resources available, for at least the next 12 months, to fund our operations, meet our financial obligations, purchase our target assets, and make dividend payments to maintain our REIT qualifications. As of March 31, 2023, we had $16.1 million in cash and cash equivalents. Our other sources of liquidity include unencumbered investments and unused borrowing capacity in certain borrowing facilities since the amount borrowed is less than the maximum advance rate.
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Generated from and used in Operations
For the three months ended March 31, 2023, net cash used in operating activities was approximately $74 thousand. This was primarily attributable to the reversal of unrealized losses recognized on CRE 3 upon its sale, netted with the realized loss on the same sale. For the three months ended March 31, 2022, net cash provided by operating activities was approximately $1.6 million. This was primarily attributable to net interest income on our investments, less operating expenses, and general and administrative expenses.

Cash Provided by and Used in Investing Activities

For the three months ended March 31, 2023, net cash provided by investing activities was approximately $59.6 million. This was primarily attributable to principal payments made on our outstanding loan and MBS securities, supplemented by cash received from the sale of the CRE 3 loan. For the three months ended March 31, 2022, net cash used in investing activities was approximately $4.3 million. This was primarily attributable to purchases of Non-Agency RMBS and Residential Whole Loans during the quarter, which was partially offset by receipts of principal payments and payoffs on our investments and the sale of an REO hotel.

Cash Provided by and Used in Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities was approximately $61.6 million. This was attributable to repayments on repurchase agreement borrowings. For the three months ended March 31, 2022, net cash provided by financing activities was approximately $5.3 million. This was attributable to the Arroyo Trust 2022 securitization, which was partially offset by a net decrease in repurchase agreement borrowings, paydowns in our securitized debt, and extinguishment of convertible senior unsecured notes.
Repurchase Agreements
As of March 31, 2023, we had borrowings under five of our master repurchase agreements of approximately $171.3 million. The following tables present our repurchase agreement borrowings by type of collateral pledged, as of March 31, 2023 and March 31, 2022, and the respective effective cost of funds (Non-GAAP financial measure) for the three months ended March 31, 2023 and March 31, 2022, respectively (dollars in thousands).  See “Non-GAAP Financial Measures” for more information:

	March 31, 2023			Three months ended March 31, 2023
Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$284	$271	5.63%	5.65%	5.65%	25.00%
Non-Agency CMBS, at fair value(2)	44,443	60,477	6.74%	6.39%	6.39%	40.00%
Non-Agency RMBS, at fair value	57,971	90,781	7.58%	6.21%	6.21%	49.29%
Residential Whole Loans, at fair value(3)(4)	3,598	5,640	7.17%	5.41%	5.41%	22.00%
Commercial Loans, at fair value(3)	48,032	65,692	6.81%	6.26%	6.26%	28.23%
Other securities, at fair value	16,962	23,623	6.83%	6.58%	6.58%	35.82%
Interest rate swaps	n/a	n/a	n/a	n/a	(2.45)%	n/a
Total	$171,290	$246,484	7.06%	6.28%	3.84%	39.03%

(1)The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps of approximately $1.2 million received for the three months ended March 31, 2023. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See “Non-GAAP Financial Measures.”
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(3)Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans, and Commercial Loans owned through trust certificates. The trust certificates are eliminated upon consolidation.
(4)Value of collateral pledged includes one REO property with a carrying value of $2.3 million at March 31, 2023.

	March 31, 2022			Three months ended March 31, 2022
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged(3)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$354	$300	1.13%	0.95%	0.95%	25.00%
Non-Agency CMBS, at fair value(2)	56,486	106,380	2.14%	1.75%	1.75%	40.00%
Non-Agency RMBS, at fair value	70,839	81,898	2.29%	2.51%	2.51%	31.87%
Residential Whole Loans, at fair value(3)	110,433	121,794	2.26%	2.33%	2.33%	10.00%
Residential Bridge Loans(3)	4,231	5,129	2.95%	2.67%	2.67%	20.00%
Commercial Loans, at fair value(3)	70,121	101,435	2.39%	2.55%	2.55%	29.73%
Other securities, at fair value	29,916	49,040	2.32%	1.94%	1.94%	37.01%
Interest rate swaps	n/a	n/a	n/a	n/a	0.27%	n/a
Total	$342,380	$465,976	2.29%	2.26%	2.53%	26.05%
(1)The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps of approximately $291 thousand for the three months ended March 31, 2022. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for the purposes of satisfying the REIT requirements. See "Non-GAAP Financial Measures."
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(3)Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans, and Commercial Loans owned through trust certificates. The trust certificates are eliminated upon consolidation.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2023 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$171,290	$—	$—	$—	$171,290
Contractual interest on repurchase agreements	7,274	—	—	—	7,274
Convertible senior unsecured notes	—	86,250	—	—	86,250
Contractual interest on convertible senior unsecured notes	5,822	2,911	—	—	8,733
Securitized debt(2)	—	1,370,692	—	1,015,029	2,385,721
Contractual interest on securitized debt	92,889	157,714	73,521	1,005,028	1,329,152
Total	$277,275	$1,617,567	$73,521	$2,020,057	$3,988,420

(1)The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
(2)The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $2.5 billion. Assumes entire outstanding principal balance at March 31, 2023 is paid at maturity.

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

As of March 31, 2023, three of the counterparties with which we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity. Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at March 31, 2023, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(54.39)%	(1.77)%
+0.50%	(27.20)%	(0.89)%
-0.50%	27.26%	0.90%
-1.00%	54.27%	1.82%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2023. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

Inflation Risk

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  During the three months ended March 31, 2023, the Company was not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS
     There were no material changes during the period covered by this report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 13, 2023. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

The U.S. and global capital markets are subject to systemic risk that could adversely affect our business, financial condition and results of operations.

Issuers, national and regional banks, financial institutions and other participants in the U.S. and global capital markets are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development (such as a bank run, insolvency, bankruptcy or default) with one or more national or regional banks, financial institutions, or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, FDIC, Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions of the U.S. Department of Treasury, FDIC and Federal Reserve Board may remain unknown for significant periods of time and could have an adverse effect on our business, financial condition and results of operations.

For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) Signature Bank (“Signature”) and First Republic Bank ("First Republic"), the California Department of Financial Protection and Innovation (the “CDFPI”) and the New York State Department of Financial Services (the “NYSDFS”) closed SVB, Signature and First Republic on March 10, 2023, March 12, 2023 and May 1, 2023, respectively, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for SVB, Signature and First Republic. Although the U.S. Department of the Treasury, the Federal Reserve and the FDIC have taken measures to stabilize the financial system, uncertainty and liquidity concerns in the broader financial services industry remain. Additionally, should there be additional systemic pressure on the financial system and capital markets, we cannot assure you of the response of any government or regulator, and any response may not be as favorable to industry participants as the measures currently being pursued. In addition, highly publicized issues related to the U.S. and global capital markets in the past have led to significant and widespread investor concerns over the integrity of the capital markets. The current situation related to SVB, Signature and First Republic could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from management.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022; (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2023 and 2022; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (v) the Notes to Consolidated Financial Statements.

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

By:	/s/ BONNIE M. WONGTRAKOOL

Bonnie M. Wongtrakool
Chief Executive Officer and Director (Principal Executive Officer)

May 8, 2023

By:	/s/ ROBERT W. LEHMAN

Robert W. Lehman
Chief Financial Officer

May 8, 2023