Form 10-Q
period 2023-06-30
Western Asset Mortgage Capital Corp
filed 2023-08-09
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2023

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

As of August 9, 2023 there were 6,038,012 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. FINANCIAL STATEMENTS

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$17,375	$18,011
Restricted cash	—	248
Agency mortgage-backed securities, at fair value ($278 and $249 pledged as collateral, at fair value, respectively)	838	767
Non-Agency mortgage-backed securities, at fair value ($73,572 and $100,115 pledged as collateral, at fair value, respectively)	82,686	109,122
Other securities, at fair value ($15,375 and $27,262 pledged as collateral, at fair value, respectively)	16,615	27,262
Residential Whole Loans, at fair value ($1,036,385 and $1,089,914 pledged as collateral, at fair value, respectively)	1,037,381	1,091,145
Residential Bridge Loans, at fair value	2,782	2,849
Securitized Commercial Loan, at fair value	1,025,321	1,085,103
Commercial Loans, at fair value ($66,059 and $66,864 pledged as collateral, at fair value, respectively)	78,806	90,002
Investment related receivable	8,806	5,960
Interest receivable	10,895	11,330
Due from counterparties	1,302	6,574
Derivative assets, at fair value	—	1
Other assets	4,542	4,860
Total Assets (1)	$2,287,349	$2,453,234

Liabilities and Equity:
Liabilities:
Repurchase agreements, net	$147,860	$193,117
Convertible senior unsecured notes, net	84,341	83,522
Securitized debt, net ($1,629,629 and $1,719,865 at fair value and $115,793 and $128,217 held by affiliates, respectively)	1,944,906	2,058,684
Interest payable (includes $635 and $655 on securitized debt held by affiliates, respectively)	10,216	12,794
Due to counterparties	—	300
Derivative liability, at fair value	68	61
Accounts payable and accrued expenses	5,246	3,201
Payable to affiliate	3,878	4,028
Dividend payable	2,113	2,415
Other liabilities	—	300
Total Liabilities(2)	2,198,628	2,358,422

Commitments and contingencies (Note 15)

Stockholders’ Equity:
Common stock: $0.01 par value, 50,000,000 shares authorized, 6,038,012 and 6,038,012 outstanding, respectively	60	60
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 57,981 and 57,981 shares held, respectively	(1,665)	(1,665)
Additional paid-in capital	919,511	919,238
Retained earnings (accumulated deficit)	(829,193)	(822,829)
Total Stockholders’ Equity	88,713	94,804
Non-controlling interest	8	8
Total Equity	88,721	94,812
Total Liabilities and Equity	$2,287,349	$2,453,234
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands — except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
(1) Assets of consolidated VIEs included in the total assets above:
Restricted cash	$—	$248
Residential Whole Loans, at fair value ($1,036,385 and $1,089,914 pledged as collateral, at fair value, respectively)	1,037,381	1,091,145
Residential Bridge Loans, at fair value	2,782	2,849
Securitized Commercial Loan, at fair value	1,025,321	1,085,103
Commercial Loans, at fair value	12,747	14,362
Investment related receivable	8,760	5,914
Interest receivable	9,798	10,182
Other assets	—	509
Total assets of consolidated VIEs	$2,096,789	$2,210,312

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, net ($1,629,629 and $1,719,865 at fair value and $115,793 and $128,217 held by affiliates, respectively)	$1,944,906	$2,058,684
Interest payable (includes $635 and $655 on securitized debt held by affiliates, respectively)	7,971	8,303
Accounts payable and accrued expenses	60	43
Other liabilities	—	248
Total liabilities of consolidated VIEs	$1,952,937	$2,067,278
See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Net Interest Income
Interest income	$40,222	$39,577	$81,079	$75,219
Interest expense (includes $3,265, $3,476, $6,583, and $6,919 on securitized debt held by affiliates, respectively)	36,212	33,342	72,714	64,701
Net Interest Income	4,010	6,235	8,365	10,518

Other Income (Loss)
Realized loss, net	(1,099)	(45,661)	(83,917)	(33,516)
Unrealized gain (loss), net	(6,854)	16,185	83,462	(22,718)
Gain on derivative instruments, net	1,014	4,781	64	11,717
Other, net	186	(46)	243	(191)
Other Loss	(6,753)	(24,741)	(148)	(44,708)

Expenses
Management fee to affiliate	958	1,002	1,934	2,102
Other operating expenses	293	262	579	558
Transaction costs	1,989	344	2,632	2,955
General and administrative expenses:
Compensation expense	504	130	1,015	628
Professional fees	1,550	1,552	2,965	2,808
Other general and administrative expenses	605	637	1,154	1,373
Total general and administrative expenses	2,659	2,319	5,134	4,809
Total Expenses	5,899	3,927	10,279	10,424

Loss before income taxes	(8,642)	(22,433)	(2,062)	(44,614)
Income tax provision (benefit)	(12)	(46)	—	10
Net loss	(8,630)	(22,387)	(2,062)	(44,624)
Net income attributable to non-controlling interest	3	—	4	3,616
Net loss attributable to common stockholders and participating securities	$(8,633)	$(22,387)	$(2,066)	$(48,240)

Net loss per Common Share — Basic	$(1.44)	$(3.71)	$(0.35)	$(8.00)
Net loss per Common Share — Diluted	$(1.44)	$(3.71)	$(0.35)	$(8.00)

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands—except shares and share data)
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at March 31, 2023	6,038,012	$60	$919,368	$(818,405)	$(1,665)	$99,358	$7	$99,365
Vesting of restricted stock	—	—	101	—	—	101	—	101
Net income (loss)	—	—	—	(8,633)	—	(8,633)	3	(8,630)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	42	(2,155)	—	(2,113)	—	(2,113)
Balance at June 30, 2023	6,038,012	$60	$919,511	$(829,193)	$(1,665)	$88,713	$8	$88,721

	Three Months Ended June 30, 2022
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at March 31, 2022	6,038,012	$60	$918,874	$(752,263)	$(1,665)	$165,006	$144	$165,150
Equity distribution	—	—	—	—	—	—	(78)	(78)
Vesting of restricted stock	—	—	70	—	—	70	—	70
Net loss	—	—	—	(22,387)	—	(22,387)	—	(22,387)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	30	(2,445)	—	(2,415)	—	(2,415)
Balance at June 30, 2022	6,038,012	60	918,974	(777,095)	(1,665)	140,274	64	140,338

See notes to unaudited consolidated financial statements.

	Six Months Ended June 30, 2023
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares	Par						Total Equity
Balance at December 31, 2022	6,038,012	$60	$919,238	$(822,829)	$(1,665)	$94,804	$8	$94,812
Vesting of restricted stock	—	—	201	—	—	201	—	201
Net income (loss)	—	—	—	(2,066)	—	(2,066)	4	(2,062)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(4)	(4)
Dividends declared on common stock	—	—	72	(4,298)	—	(4,226)	—	(4,226)
Balance at June 30, 2023	6,038,012	$60	$919,511	$(829,193)	$(1,665)	$88,713	$8	$88,721

	Six Months Ended June 30, 2022
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares	Par						Total Equity
Balance at December 31, 2021	6,038,012	$60	$918,695	$(723,981)	$(1,665)	$193,109	$11,220	$204,329
Equity distribution	—	—	—	—	—	—	(14,768)	(14,768)
Vesting of restricted stock	—	—	235	—	—	235	—	235
Net income (loss)	—	—	—	(48,240)	—	(48,240)	3,616	(44,624)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(4)	(4)
Dividends declared on common stock	—	—	44	(4,874)	—	(4,830)	—	(4,830)
Balance at June 30, 2022	6,038,012	$60	$918,974	$(777,095)	$(1,665)	$140,274	$64	$140,338

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash flows from operating activities:
Net loss	$(2,062)	$(44,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Premium amortization and (discount accretion), net	640	2,599
Interest income earned added to principal of investments	(41)	(75)
Amortization of deferred financing costs	1,162	1,298
Amortization of discount on convertible senior unsecured notes	343	439
Restricted stock amortization	200	235
Premium on purchase of Residential Whole Loans	—	(6,619)
Unrealized (gain) loss, net	(83,462)	22,718
Realized loss on extinguishment of convertible senior notes	—	132
Realized gain on sale of real estate owned ("REO")	—	(12,198)
Unrealized gain on derivative instruments, net	(57)	(157)
Realized loss on investments, net	83,889	45,582
Gain on derivatives, net	—	(732)
Changes in operating assets and liabilities:
Interest receivable	435	(715)
Other assets	318	(853)
Interest payable	(2,578)	468
Accounts payable and accrued expenses	2,045	(1,255)
Payable to affiliate	(150)	2,053
Other liabilities	(52)	179
Net cash provided by operating activities	630	8,475

Cash flows from investing activities:
Purchase of securities	(4,714)	(39,952)
Proceeds from sale of securities	15,324	42,287
Proceeds from sale of REO	—	54,681
Principal repayments and basis recovered on securities	20,819	2,543
Purchase of Residential Whole Loans	—	(405,298)
Principal repayments on Residential Whole Loans	54,651	165,236
Proceeds from sale of Commercial Loans	8,776	—
Principal repayments on Commercial Loans	1,680	4
Principal repayments on Residential Bridge Loans	1,370	366
Net settlements of TBAs	—	732
Due from counterparties	—	150
Net cash provided by (used in) investing activities	97,906	(179,251)

Cash flows from financing activities:
Payment of offering costs	—	(2)
Payments on extinguishment of convertible senior unsecured notes	—	(10,690)
Proceeds from repurchase agreement borrowings	768,290	2,838,689
Repayments of repurchase agreement borrowings	(813,547)	(2,900,802)
Proceeds from securitized debt	—	397,934
Repayments of securitized debt	(54,355)	(156,843)
Due from counterparties, net	5,272	(1,374)
Due to counterparties, net	(300)	360
Decrease in other liabilities	(248)	(4)
Equity distributions to non-controlling interest	—	(14,768)
Dividends paid on common stock	(4,528)	(6,038)

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Dividends paid to non-controlling interest	(4)	(4)
Net cash (used in) provided by financing activities	(99,420)	146,458

Net decrease in cash, cash equivalents and restricted cash	(884)	(24,318)
Cash, cash equivalents and restricted cash, beginning of period	18,259	40,453
Cash, cash equivalents and restricted cash, end of period	$17,375	$16,135

Supplemental disclosure of operating cash flow information:
Interest paid	$59,953	$50,791
Income taxes paid	$24	$—
Supplemental disclosure of non-cash financing/investing activities:
Dividends and distributions declared, not paid	$2,113	$2,415
Principal payments of Residential Whole Loans, not settled	$8,760	$11,906
Principal payments of Residential Bridge Loans, not settled	$—	$46

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$17,375	$15,878
Restricted cash	—	257
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$17,375	$16,135
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

On June 28, 2023, the Company announced that Terra Property Trust, Inc. (“TPT”), an externally managed real estate investment trust (“REIT”) that originates, invests in, and manages loans and assets secured by commercial real estate (“CRE”), and the Company entered into a definitive merger agreement (the “TPT Merger Agreement”) under which TPT and WMC agreed to combine.

On August 8, 2023, the Company terminated the TPT Merger Agreement, and concurrently entered into an Agreement and Plan of Merger (the “MITT Merger Agreement”), dated August 8, 2023, by and among AG Mortgage Investment Trust, Inc., a Maryland corporation (“MITT”), AGMIT Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), the Company, and, solely for the purposes of Section 3.3(a), Section 3.3(i), Article V, Section 6.13, Section 7.2, Section 7.3 and Article IX therein, AG REIT Management, LLC, a Delaware limited liability company (“MITT Manager”), pursuant to which the Company will merge with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of MITT (the “Merger”).

Pursuant to, and subject to the terms and conditions set forth in, the MITT Merger Agreement, each outstanding share of the Company’s common stock would be converted into the right to receive (i) shares of MITT common stock pursuant to a fixed exchange ratio of 1.5 shares of MITT common stock per share (subject to adjustment for transaction expenses) and (ii) the per share portion of a cash payment from the MITT Manager equal to the lesser of $7 million or approximately 9.9% of the aggregate per share merger consideration (any difference between $7 million and the 9.9% cap would be used to benefit the combined company post-closing by offsetting reimbursable expenses that would otherwise be payable to the MITT Manager). Additionally, the MITT Manager, which would be the manager of the combined company, would waive $2.4 million of management fees in the first year post-closing.

The transaction has been approved by the Board of Directors of the Company and is subject to customary closing conditions. The transaction is expected to close during the fourth quarter of 2023.

Due to the termination of the TPT Merger Agreement, the Company was obligated to pay or cause to be paid to TPT a termination fee of $3 million. Concurrently with the execution of the MITT Merger Agreement, MITT paid the $3 million termination fee directly to TPT on behalf of the Company on August 8, 2023.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. For all periods presented, all per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split, which was effected on July 11, 2022. The results of operations for the period ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 13, 2023.

The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and variable interest entities (“VIEs”) in which it is considered the primary beneficiary. All intercompany amounts between the Company and its subsidiaries and consolidated VIEs have been eliminated in consolidation.

Reverse Stock Split

Our amended and restated certificate of incorporation as of June 30, 2022, authorized the Company to issue a total of 600,000,000 shares of capital stock, consisting of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.

Following approval by the Company’s stockholders of a reverse stock split between a range of one-for-five and one-for-ten of currently outstanding shares of the Company’s common stock, on June 30, 2022, the Company's Board of Directors selected a one-for-ten reverse stock split ratio. The one-for-ten reverse stock split was effected on July 11, 2022, which reduced the total number of authorized shares of common stock from 500,000,000 to 50,000,000 and also reduced the total number of authorized shares of preferred stock from 100,000,000 to 10,000,000. The total number of issued and outstanding shares from 60,380,105 to 6,038,012. The par value per share of our common stock remained unchanged at $0.01. All per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split.

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
December 31, 2024
With additional time granted to apply the relief in Topic 848 extended through December 31, 2024, Management monitored if any legacy LIBOR reference rate contracts remained outstanding as of June 30, 2023 in the investment portfolio, as either they they terminated prior to the June 30, 2023 LIBOR cessation date, or the Company elected to use the practical expedients per Topic 848 to account for modifications to contracts prospectively within the scope of Topics 310, Receivables, and 470, Debt, as a continuation of the existing contracts. The Company adjusted the effective interest rate of all contracts, hedging relationships, and other transactions that reference LIBOR to revised reference rates and spreads as they occured. The variable-rate and floating-rate note sectors have primarily transitioned away from LIBOR as the market has already adapted to the secured overnight financing rate (SOFR), as the primary index used by issuers. As of June 30, 2023, the Company has fully transitioned away from any contracts, hedging relationships, or other transactions that reference LIBOR, which did not have a material impact on its financial statements and disclosures.

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of June 30, 2023 and December 31, 2022, based upon the valuation hierarchy (dollars in thousands):

	June 30, 2023
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-only strips	$—	$—	$60	$60
Agency RMBS Interest-only strips accounted for as derivatives, included in MBS	—	—	778	778
Subtotal Agency MBS	—	—	838	838

Non-Agency CMBS	—	59,322	—	59,322
Non-Agency RMBS	—	21,756	—	21,756
Non-Agency RMBS Interest-only strips	—	—	1,608	1,608
Subtotal Non-Agency MBS	—	81,078	1,608	82,686

Other securities	—	16,615	—	16,615
Total mortgage-backed securities and other securities	—	97,693	2,446	100,139

Residential Whole Loans	—	—	1,037,381	1,037,381
Residential Bridge Loans	—	—	2,782	2,782
Securitized Commercial Loans	—	—	1,025,321	1,025,321
Commercial Loans	—	—	78,806	78,806
Total Assets	$—	$97,693	$2,146,736	$2,244,429

Liabilities
Derivative liabilities	$—	$68	$—	$68
Securitized debt	—	1,622,697	6,932	1,629,629
Total Liabilities	$—	$1,622,765	$6,932	$1,629,697

	December 31, 2022
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-only strips	$—	$—	$53	$53
Agency RMBS Interest-only strips accounted for as derivatives, included in MBS	—	—	714	714
Subtotal Agency MBS	—	—	767	767

Non-Agency CMBS	—	85,435	—	85,435
Non-Agency RMBS	—	22,483	—	22,483
Non-Agency RMBS Interest-only strips	—	—	1,204	1,204
Subtotal Non-Agency MBS	—	107,918	1,204	109,122

Other securities	—	27,262	—	27,262
Total mortgage-backed securities and other securities	—	135,180	1,971	137,151

Residential Whole Loans	—	—	1,091,145	1,091,145
Residential Bridge Loans	—	—	2,849	2,849
Securitized Commercial Loan	—	—	1,085,103	1,085,103
Commercial Loans	—	—	90,002	90,002
Derivative assets	—	1	—	1
Total Assets	$—	$135,181	$2,271,070	$2,406,251

Liabilities
Derivative liabilities	$—	$61	$—	$61
Securitized debt	—	1,710,938	8,927	1,719,865
Total Liabilities	$—	$1,710,999	$8,927	$1,719,926

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps, forwards, and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate derivatives and/or futures contracts for the periods ended June 30, 2023 and December 31, 2022. See Note 8, "Derivative Instruments" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value at			Range
	June 30, 2023	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average

Residential Whole Loans	$1,037,381	Discounted Cash Flow	Market Discount Rate	5.5%	7.6%	6.3%
			Weighted Average Life	0.7	10.4	5.4
Residential Bridge Loans	$2,782	Discounted Cash Flow	Market Discount Rate	12.3%	24.9%	16.8%
			Weighted Average Life	1.1	4.9	3.1
Securitized Commercial Loan	$1,025,321	Market Comparables, Vendor Pricing	Weighted Average Life	2.3	2.3	2.3
Commercial Loans	$78,806	Discounted Cash Flow	Market Discount Rate	8.9%	11.4%	10.3%
			Weighted Average Life	0.1	1.9	1.6

	Fair Value at			Range
	December 31, 2022	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole Loans	$1,091,145	Discounted Cash Flow	Market Discount Rate	6.0%	8.4%		6.8%
			Weighted Average Life	1.4	10.4		5.4
Residential Bridge Loans	$2,849	Discounted Cash Flow	Market Discount Rate	12.9%	35.7%	(1)	22.4%
			Weighted Average Life	0.4	4.1		2.0
Securitized Commercial Loan	$1,085,103	Market Comparables, Vendor Pricing	Weighted Average Life	2.7	2.7		2.7
Commercial Loans	$90,002	Discounted Cash Flow	Market Discount Rate	8.4%	9.6%		9.2%
			Weighted Average Life	0.3	2.4		1.2

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended June 30, 2023
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized Commercial Loan	Securitized debt
Beginning balance	$837	$1,590	$1,074,417	$2,782	$79,182	$1,088,224	$7,972
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—
Loan modifications / capitalized interest	—	—	35	—	—	—	—
Principal repayments	—	—	(28,278)	—	(750)	—	—
Total net gains / losses included in net income
Unrealized gains/(losses), net on assets(1)	1	122	(8,161)	—	361	(70,014)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	(4)
Premium and discount amortization, net	—	(104)	(632)	—	13	7,111	(1,036)
Ending balance	$838	$1,608	$1,037,381	$2,782	$78,806	$1,025,321	$6,932

Unrealized gains/(losses), net on assets held at the end of the period(1)	$1	$122	$(8,853)	$—	$361	$(70,014)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$4

	Three months ended June 30, 2022
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized Commercial Loan	Securitized debt
Beginning balance	$940	$6,659	$1,002,710	$5,350	$128,495	$1,288,943	$14,919
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	(5,437)	—	—	—	—	—
Purchases	—	—	292,168	—	—	—	—
Loan modifications / capitalized interest	—	—	10	—	—	—	—
Principal repayments	—	—	(60,548)	(145)	—	—	—
Total net gains / losses included in net income
Unrealized gains/(losses), net on assets(1)	(110)	18	(37,165)	(110)	(74)	(52,218)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	988
Premium and discount amortization, net	(45)	(59)	(1,322)	—	—	6,646	(988)
Ending balance	$785	$1,181	$1,195,853	$5,095	$128,421	$1,243,371	$14,919

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(110)	$89	$(34,740)	$(33)	$(74)	$(52,218)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$(988)

	Six months ended June 30, 2023
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$767	$1,204	$1,091,145	$2,849	$90,002	$1,085,103	$8,927
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—
Sales and settlements	—	—	—	—	(8,776)	—	—
Loan modifications / capitalized interest	—	—	41	—	—	—	—
Principal repayments	—	—	(58,792)	(75)	(1,680)	—	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	—	—	(81,223)	—	—
Unrealized gains/(losses), net on assets(1)	67	611	6,433	8	80,417	(74,050)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	(101)
Premium and discount amortization, net	4	(207)	(1,446)	—	66	14,268	(1,894)
Ending balance	$838	$1,608	$1,037,381	$2,782	$78,806	$1,025,321	$6,932

Unrealized gains/(losses), net on assets held at the end of the period(1)	$67	$611	$4,056	$—	$(806)	$(74,050)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$101

	Six months ended June 30, 2022
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$1,172	$7,845	$1,023,502	$5,428	$130,572	$1,355,808	$14,919
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	(5,437)	—	—	—	—	—
Purchases	—	—	409,853	—	—	—	—
Loan modifications / capitalized interest	—	—	75	—	—	—	—
Principal repayments	—	—	(154,748)	(250)	(4)	—	—
Total net gains / losses included in net income
Unrealized gains/(losses), net on assets(1)	(266)	(1,086)	(79,045)	(83)	(2,147)	(125,782)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	1,799
Premium and discount amortization, net	(121)	(141)	(3,784)	—	—	13,345	(1,799)
Ending balance	$785	$1,181	$1,195,853	$5,095	$128,421	$1,243,371	$14,919

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(266)	$(732)	$(73,658)	$(8)	$(2,147)	$(125,782)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$(1,799)

(1)Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.
(2)Gains and losses on securitized debt are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

Transfers into the Level III category of the fair value hierarchy occur due to the above segmented classes of investments exhibiting indications of reduced levels of market transparency, including changes in observable transactions or executable quotes involving these investments or similar classes of investments. Changes in these indications could impact price transparency, and thereby cause a change in level designations. The Company did not have transfers between either Level I and Level II or Level I and Level III for the three and six months ended June 30, 2023 and June 30, 2022.

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

The following table presents the carrying value and estimated fair value of the Company’s convertible senior unsecured notes and securitized debt that are not carried at fair value as of June 30, 2023 and December 31, 2022 in the consolidated financial statements (dollars in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible senior unsecured notes	$84,341	$75,559	$83,522	$74,712
Securitized debt(1)	318,735	287,880	342,965	309,474
Total	$403,076	$363,439	$426,487	$384,186

(1) Carrying value excludes $3.5 million and $4.1 million of deferred financing costs as of June 30, 2023 and December 31, 2022, respectively.
"Due from counterparties" and "Due to counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

Note 4 – Mortgage-Backed Securities and Other Securities

The following tables present certain information about the Company’s investment portfolio at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips(1)(2)	N/A	N/A	$65	$—	$(5)	$60	—%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	778	0.9%
Total Agency MBS	—	—	65	—	(5)	838	0.8%

Non-Agency RMBS	39,528	(14,414)	25,114	649	(4,007)	21,756	4.2%
Non-Agency RMBS Interest- Only Strips(1)	N/A	N/A	4,997	—	(3,389)	1,608	0.3%
Subtotal Non-Agency RMBS	39,528	(14,414)	30,111	649	(7,396)	23,364	1.2%
Non-Agency CMBS	88,659	(2,087)	86,572	322	(27,572)	59,322	7.8%
Total Non-Agency MBS	128,187	(16,501)	116,683	971	(34,968)	82,686	3.4%

Other securities(3)	25,625	(7,901)	18,891	389	(2,665)	16,615	7.2%
Total	$153,812	$(24,402)	$135,639	$1,360	$(37,638)	$100,139	3.6%

	December 31, 2022
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(4)
Agency RMBS Interest-Only Strips(1)	N/A	N/A	$58	$—	$(5)	$53	—%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	714	0.1%
Total Agency MBS	—	—	58	—	(5)	767	0.1%

Non-Agency RMBS	39,873	(14,423)	25,450	928	(3,895)	22,483	4.2%
Non-Agency RMBS Interest-Only Strips(1)	N/A	N/A	5,204	—	(4,000)	1,204	0.3%
Subtotal Non-Agency RMBS	39,873	(14,423)	30,654	928	(7,895)	23,687	1.1%
Non-Agency CMBS	109,266	(2,763)	106,503	636	(21,704)	85,435	8.1%
Total Non-Agency MBS	149,139	(17,186)	137,157	1,564	(29,599)	109,122	3.8%

Other securities(3)	34,691	(8,581)	31,112	543	(4,393)	27,262	7.2%
Total	$183,830	$(25,767)	$168,327	$2,107	$(33,997)	$137,151	3.9%

(1)    IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At June 30, 2023, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs, and IIO and Agency RMBS IOs and IIOs, accounted for as derivatives was $2.2 million, $136.5 million, and $12.3 million, respectively. At December 31, 2022, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, and Agency RMBS IOs and IIOs, accounted for as derivatives was $2.4 million, $143.2 million, and $13.1 million, respectively.
(2)     Interest on these securities is reported as a component of "Gain on derivative instruments, net" in the Consolidated Statements of Operations.
(3)     Other securities include residual interests in ABS which have no principal balance and an amortized cost of approximately $1.2 million and $5.0 million, as of June 30, 2023 and December 31, 2022, respectively.
(4)     The calculation of the weighted average coupon rate includes the weighted average coupon rates of IOs and IIOs accounted for as derivatives using their notional amounts.

As of June 30, 2023 and December 31, 2022, the weighted average expected remaining term of the MBS and other securities investment portfolio was 8.2 years and 6.7 years, respectively.

The following tables present the fair value and contractual maturities of the Company’s investment securities at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$60	$—	$—	$60
Agency RMBS Interest-Only Strips accounted for as derivatives	—	778	—	—	778
Subtotal Agency	—	838	—	—	838

Non-Agency CMBS	39,054	10,117	10,151	—	59,322
Non-Agency RMBS	—	—	8,277	13,479	21,756
Non-Agency RMBS Interest-Only Strips	—	—	192	1,416	1,608
Subtotal Non-Agency	39,054	10,117	18,620	14,895	82,686

Other securities	2,948	—	6,835	6,832	16,615
Total	$42,002	$10,955	$25,455	$21,727	$100,139

	December 31, 2022
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$53	$—	$—	$53
Agency RMBS Interest-Only Strips accounted for as derivatives	—	714	—	—	714
Subtotal Agency	—	767	—	—	767

Non-Agency CMBS	64,484	10,469	10,482	—	85,435
Non-Agency RMBS	—	—	8,667	13,816	22,483
Non-Agency RMBS Interest-Only Strips	—	—	230	974	1,204
Subtotal Non-Agency	64,484	10,469	19,379	14,790	109,122

Other securities	6,735	—	13,020	7,507	27,262
Total	$71,219	$11,236	$32,399	$22,297	$137,151

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$60	$(5)	1	$—	$—	—	$60	$(5)	1
Subtotal Agency	60	(5)	1	—	—	—	60	(5)	1

Non-Agency CMBS	—	—	—	50,145	(27,572)	10	50,145	(27,572)	10
Non-Agency RMBS	11,260	(752)	2	8,911	(3,255)	5	20,171	(4,007)	7
Non-Agency RMBS Interest-Only Strips	—	—	—	1,608	(3,389)	4	1,608	(3,389)	4
Subtotal Non-Agency	11,260	(752)	2	60,664	(34,216)	19	71,924	(34,968)	21

Other securities	—	—	—	7,535	(2,665)	2	7,535	(2,665)	2
Total	$11,320	$(757)	3	$68,199	$(36,881)	21	$79,519	$(37,638)	24

	December 31, 2022
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$52	$(5)	1	$—	$—	—	$52	$(5)	1
Subtotal Agency	52	(5)	1	—	—	—	52	(5)	1

Non-Agency CMBS	—	—	—	76,365	(21,704)	11	76,365	(21,704)	11
Non-Agency RMBS	19,054	(2,794)	5	1,557	(1,101)	2	20,611	(3,895)	7
Non-Agency RMBS Interest-Only Strips	—	—	—	1,203	(4,000)	4	1,203	(4,000)	4
Subtotal Non-Agency	19,054	(2,794)	5	79,125	(26,805)	17	98,179	(29,599)	22

Other securities	12,483	(2,425)	3	9,468	(1,968)	2	21,951	(4,393)	5
Total	$31,589	$(5,224)	9	$88,593	$(28,773)	19	$120,182	$(33,997)	28

The following tables present components of interest income on the Company’s MBS and other securities for the three and six months ended June 30, 2023 and June 30, 2022, respectively (dollars in thousands):

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income
Agency RMBS	$—	$3	$3	$5	$(2)	$3
Non-Agency CMBS	1,621	338	1,959	2,129	401	2,530
Non-Agency RMBS	615	(190)	425	813	(152)	661
Other securities	656	(99)	557	767	272	1,039
Total	$2,892	$52	$2,944	$3,714	$519	$4,233

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income
Agency RMBS	$—	$6	$6	$13	$(6)	$7
Non-Agency CMBS	3,577	655	4,232	5,101	(1)	5,100
Non-Agency RMBS	1,204	(345)	859	1,358	(167)	1,191
Other securities	1,496	(201)	1,295	1,655	38	1,693
Total	$6,277	$115	$6,392	$8,127	$(136)	$7,991

The following tables present the sales and realized gain (loss) of the Company’s MBS and other securities for the three and six months ended June 30, 2023 and June 30, 2022, respectively (dollars in thousands):

	Three months ended June 30, 2023				Three months ended June 30, 2022
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$—	$—	$(1,237)	$(1,237)	$10,152	$—	$(43,934)	$(43,934)
Non-Agency RMBS	—	—	(48)	(48)	27,729	255	(1,425)	(1,170)
Other securities	8,694	649	(463)	186	4,406	—	(478)	(478)
Total	$8,694	$649	$(1,748)	$(1,099)	$42,287	$255	$(45,837)	$(45,582)

	Six months ended June 30, 2023				Six months ended June 30, 2022
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$—	$—	$(1,239)	$(1,239)	$10,152	$—	$(43,934)	$(43,934)
Non-Agency RMBS	—	—	(48)	(48)	27,729	255	(1,425)	(1,170)
Other securities	15,324	649	(2,028)	(1,379)	4,406	—	(478)	(478)
Total	$15,324	$649	$(3,315)	$(2,666)	$42,287	$255	$(45,837)	$(45,582)

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts. The Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of June 30, 2023 and December 31, 2022, the Company held two and two variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of June 30, 2023 and December 31, 2022, the

Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $14.7 million and $15.5 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of June 30, 2023 and December 31, 2022, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

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

As of June 30, 2023 and December 31, 2022, the RMI 2015 Trust owned six and six Non-QM Residential Whole Loans with a fair value of $3.4 million and $3.2 million, respectively. The loans are financed under the Company's residential whole loan facility, and the Company holds the financing liability outside the RMI 2015 Trust. See Note 7, "Financings" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional details.

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

As of June 30, 2023 and December 31, 2022, the Arroyo Trust 2019 owned 711 and 766 Non-QM Residential Whole Loans with a fair value of $223.1 million and $237.6 million, respectively.

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

As of June 30, 2023 and December 31, 2022, the Arroyo Trust 2020 owned 415 and 432 Non-QM Residential Whole Loans with a fair value of $131.7 million and $135.1 million, respectively.

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

As of June 30, 2023 and December 31, 2022, the Arroyo Trust 2022-1 owned 692 and 705 Non-QM Residential Whole Loans with a fair value of $343.1 million and $350.7 million, respectively. The Company has elected the fair value option for the securitized debt. The fair values for the Company’s Non-QM loans held in the Arroyo Trust 2022-1 are measured using the fair value of the securitized debt based on the CFE valuation methodology. The Company determined that the securitized debt is more actively traded and, therefore, more observable.

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

As of June 30, 2023 and December 31, 2022, the Arroyo Trust 2022-2 owned 997 and 1,029 Non-QM Residential Whole Loans with a fair value of $335.2 million and $363.3 million, respectively. The Company has elected the fair value option for the securitized debt. The fair values for the Company’s Non-QM loans held in the Arroyo Trust 2022-2 are measured using the fair value of the securitized debt based on the CFE valuation methodology. The Company determined that the securitized debt is more actively traded and, therefore, more observable.

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

The Company is no longer allocating capital to Residential Bridge Loans. As of June 30, 2023, and December 31, 2022, there were four and five remaining Residential Bridge Loans in the RMI 2017 Trust with a fair value of $2.8 million and $2.8 million, respectively. As of June 30, 2023, and December 31, 2022, the trust also owned three and five investor fixed rate residential mortgages with a fair value of $1.0 million and $1.2 million, respectively, which are included in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets contained in this Quarterly Report on Form 10-Q.

Consolidated Residential Whole Loan and Residential Bridge Loan Trusts

The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Residential Whole Loans, at fair value ($1,036,385 and $1,089,914 pledged as collateral, at fair value, respectively)	$1,037,381	$1,091,145
Residential Bridge Loans, at fair value	2,782	2,849
Investment related receivable	8,760	5,914
Interest receivable	4,648	4,871
Other assets	—	509
Total assets	$1,053,571	$1,105,288
Securitized debt, net	$925,596	$981,073
Interest payable	2,976	3,139
Accounts payable and accrued expenses	51	34
Total liabilities	$928,623	$984,246

The Residential Whole Loans held by the consolidated Arroyo Trust 2019, Arroyo Trust 2020, Arroyo Trust 2022-1, and Arroyo Trust 2022-2 are held solely to satisfy the liabilities of each respective trust, and has no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the periods ended June 30, 2023 and December 31, 2022.

The following table presents the components of the fair value of Residential Whole Loans and Residential Bridge Loans as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Principal balance	$1,106,551	$1,165,301	$3,091	$3,166
Unamortized premium	29,415	30,961	—	—
Unamortized discount	(1,449)	(1,536)	—	—
Amortized cost	1,134,517	1,194,726	3,091	3,166
Gross unrealized gains	4,299	2,038	—	—
Gross unrealized losses	(101,435)	(105,619)	(309)	(317)
Fair value	$1,037,381	$1,091,145	$2,782	$2,849

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,824 adjustable and fixed rate Non-QM and investor mortgages. The following tables present certain information about the Company’s residential whole loan investment portfolio at June 30, 2023 and December 31, 2022 (dollars in thousands):

June 30, 2023
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	39	$22,018	66.3%	758	8.9	27.8	2.9%
3.01% – 4.00%	366	200,548	66.9%	760	7.5	28.3	3.7%
4.01% – 5.00%	1,236	417,820	64.5%	750	5.7	25.7	4.6%
5.01% – 6.00%	875	347,001	65.5%	742	4.8	26.2	5.5%
6.01% – 7.00%	282	110,986	68.1%	742	3.6	27.2	6.4%
7.01% - 8.00%	25	8,173	68.3%	735	3.4	26.5	7.4%
8.01% - 9.00%	1	5	65.0%	693	3.8	23.9	8.5%
Total	2,824	$1,106,551	65.7%	749	5.5	26.5	4.9%

(1)The original FICO score is not available for 219 loans with a principal balance of approximately $69.4 million at June 30, 2023. The Company has excluded these loans from the weighted average computations.

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

The following table presents geographic concentrations by U.S. state in which the collateral securing the Company’s Residential Whole Loans are located as of June 30, 2023 and December 31, 2022 (dollars in thousands):

June 30, 2023			December 31, 2022
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	67.4%	$745,643	California	66.8%	$778,732
New York	9.1%	100,950	New York	9.3%	108,108
Texas	4.8%	52,905	Texas	4.8%	56,126
Florida	4.0%	44,003	Florida	4.1%	47,681
Georgia	3.4%	37,771	Georgia	3.5%	40,845
Other	11.3%	125,279	Other	11.5%	133,809
Total	100.0%	$1,106,551	Total	100.0%	$1,165,301

Residential Bridge Loans

The Company is no longer allocating capital to Residential Bridge Loans. The following tables present certain information about the remaining Residential Bridge Loans which are non-performing in the Company's investment portfolio at June 30, 2023 and December 31, 2022 (dollars in thousands):

June 30, 2023
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

The following table presents geographic concentrations by U.S. state in which the collateral securing the Company’s Residential Bridge Loans are located as of June 30, 2023 and December 31, 2022 (dollars in thousands):

June 30, 2023			December 31, 2022
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	56.7%	$1,754	California	55.4%	$1,754
New York	43.3%	1,337	New York	42.2%	1,337
Total	100.0%	$3,091	New Jersey	2.4%	75
			Total	100.0%	$3,166

Loan Aging

The following table presents the aging of the Residential Whole Loans and Residential Bridge Loans as of June 30, 2023 (dollars in thousands):

	Residential Whole Loans (1)			Residential Bridge Loans (1)
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current	2,779	$1,082,536	$1,014,645	—	$—	$—
1-30 days	20	10,339	9,984	—	—	—
31-60 days	10	4,546	4,231	—	—	—
61-90 days	—	—	—	—	—	—
90+ days	15	9,130	8,521	4	3,091	2,782
Total	2,824	$1,106,551	$1,037,381	4	$3,091	$2,782

(1) As of June 30, 2023, there were no loans in forbearance.

Residential Whole Loans

As of June 30, 2023, there were 15 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $9.1 million and a fair value of $8.5 million. These non-performing loans represent approximately 0.8% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 70.9%.

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

Residential Bridge Loans

    As of June 30, 2023, the Company had four remaining Residential Bridge Loans in the portfolio. Of these, four were in non-accrual status with an unpaid principal balance of approximately $3.1 million and a fair value of $2.8 million.

As of December 31, 2022, the Company had five remaining Residential Bridge Loans in the portfolio. Of these, five were in non-accrual status with an unpaid principal balance of approximately $3.2 million and a fair value of $2.8 million. These loans are collateral dependent.

The Residential Bridge Loans were carried at fair value. No allowance for credit losses was recorded because the valuation adjustments as of June 30, 2023 and December 31, 2022, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Residential Real Estate Owned

As of June 30, 2023 and December 31, 2022, the Company had one residential REO property with a carrying value of $2.3 million and $2.3 million, respectively, related to a foreclosed Residential Whole Loan. The REO property held by the Company as of June 30, 2023 and December 31, 2022 was transferred to REO in December 2022. The residential REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The residential REO properties are classified in "Other assets" in the Consolidated Balance Sheets contained in this Quarterly Report on Form 10-Q.

Note 6 — Commercial Loans

Commercial Loans

    In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company was formed for the purpose of acquiring Commercial Loans. The Commercial Loans owned by CRE LLC are financed under the Commercial Whole Loan Facility. See Note 7, "Financing" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

The following table presents information about the Commercial Loans owned by CRE LLC as of June 30, 2023 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 4	September 2019	Interest-Only First Mortgage	$22,204	$22,053	63%	1-Month SOFR plus 3.38%	8/6/2025(1)	None	Retail
CRE 5	December 2019	Interest-Only First Mortgage	24,535	23,993	62%	1-Month SOFR plus 4.95%	11/6/2023(2)	One - 12 month extension	Hotel
CRE 6	December 2019	Interest-Only First Mortgage	13,207	12,914	62%	1-Month SOFR plus 4.95%	11/6/2023(2)	One - 12 month extension	Hotel
CRE 7	December 2019	Interest-Only First Mortgage	7,259	7,099	62%	1-Month SOFR plus 4.95%	11/6/2023(2)	One - 12 month extension	Hotel
			$67,205	$66,059

(1) In August 2022, CRE 4 was extended three-years through August 6, 2025, with a principal paydown of $16.2 million.
(2) In November 2022, CRE 5, 6, and 7 were each extended for one-year through November 6, 2023.

Commercial Loan Sale

On February 3, 2023, the CRE 3 loan was sold to an unaffiliated third party for its recorded fair value as of December 31, 2022 of $8.8 million. At the time of sale, the Company recognized a realized loss of $81.2 million and a related reversal of unrealized loss of the same amount.

Commercial Loan Trust

In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company consolidates the trust because it determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary. As of June 30, 2023, there was one loan remaining in the trust.

The following table presents information on the commercial real estate mortgage loan held by RSBC Trust as of June 30, 2023 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate(1)	Maturity Date(1)	Extension Option	Collateral
SBC 3	January 2019	Interest-Only First Mortgage	$12,750	$12,747	49%	1-Month SOFR plus 5.50%	8/4/2023	One - 3 month extension	Nursing Facilities
			$12,750	$12,747

(1) In January 2023, the SBC 3 loan was partially paid down by $862 thousand to bring the unpaid principal balance to $13.5 million, the maturity date was extended through May 5, 2023 for a 50 bps extension fee and the margin was increased from 4.47% to 5.00%. In May 2023, the SBC 3 loan was partially paid down by $750 thousand to bring the unpaid principal to $12.8 million, the maturity date was extended through August 4, 2023, and the margin was increased from 5.00% to 5.50%. In July 2023, the SBC 3 loan was partially paid down by $250 thousand to bring the unpaid principal balance to $12.5 million, and the maturity date was extended to October 4, 2023 for a 25 bps extension fee. The borrower under this loan may, at its option, extend the October 4, 2023 maturity date for an additional period of three months through December 31, 2023, with an additional required paydown of $250 thousand and a 25 bps extension fee.

Securitized Commercial Loans

    Securitized Commercial Loans are comprised of Commercial Loans from consolidated third party sponsored CMBS VIE's. At June 30, 2023, the Company had a variable interest in one third party sponsored CMBS VIE, CSMC Trust 2014-USA, that it determined it was the primary beneficiary and was required to consolidate. The Commercial Loan that serves as collateral for the securitized debt issued by this VIE can only be used to settle the securitized debt. See Note 7, "Financings" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

CSMC Trust 2014-USA

The Company together with other related party entities own more than 50% of the controlling class of CSMC Trust 2014-USA ("CSMC USA"). As of June 30, 2023, the Company held an 8.8% interest in the trust certificates issued by CSMC USA (F Class) with an outstanding principal balance of $14.9 million. The Company performs ongoing reassessment of its CMBS VIE holdings for potential consolidation of the securitized trust in which it owns a portion of the controlling class. Since the ownership of the controlling financial interest is held within a related party group, the Company must determine whether it is the primary beneficiary under the related party tie-breaker rule. As a result of the Company's evaluation, it was determined that the Company is the primary beneficiary of CSMC USA, and effective on August 1, 2020, consolidated CSMC USA. The Company’s investment in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of June 30, 2023. The loan has a stated maturity date of September 11, 2025 and bears a fixed interest rate of 4.38%. The Company elected the fair value option for the commercial loan as well as the associated securitized debt.

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
Consolidated Securitized Commercial Loan Trust and Commercial Loan Trust

The two commercial consolidated trusts, CSMC USA and RSBC Trust, collectively held two Commercial Loans as of June 30, 2023. The following table presents a summary of the assets and liabilities of the two consolidated trusts included in the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Restricted cash	$—	$248
Securitized Commercial Loan, at fair value	1,025,321	1,085,103
Commercial Loans, at fair value	12,747	14,362
Interest receivable	5,150	5,311
Total assets	$1,043,218	$1,105,024
Securitized debt, at fair value	$1,019,310	$1,077,611
Interest payable	4,995	5,164
Accounts payable and accrued expenses	9	9
Other liabilities	—	248
Total liabilities	$1,024,314	$1,083,032

The Company’s risk with respect to its investment in the securitized commercial loan trust is limited to its direct ownership in the trust. The Commercial Loan held by the consolidated securitized commercial loan trust is held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Securitized Commercial Loan of the trust can only be used to satisfy the obligations of the trust. The Company is not contractually required to provide, and has not provided any additional financial support to the securitized commercial loan trust for the three and six months ended June 30, 2023 and June 30, 2022.

The following table presents the components of the fair value of the Securitized Commercial Loans and Commercial Loans as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	CSMC USA Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Principal balance	$1,385,591	$1,385,591	$12,750	$14,362	$67,205	$157,205
Unamortized discount	(69,863)	(84,132)	(1)	—	—	—
Amortized cost	1,315,728	1,301,459	12,749	14,362	67,205	157,205
Gross unrealized gains	—	—	—	—	—	—
Gross unrealized losses	(290,407)	(216,356)	(2)	—	(1,146)	(81,565)
Fair value	$1,025,321	$1,085,103	$12,747	$14,362	$66,059	$75,640

Non-Performing Commercial Loans

As of June 30, 2023, there are no Commercial Loans that are non-performing.

Note 7 — Financings

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

Residential Whole Loan Facility

The facility was extended on November 9, 2022 and matures on October 25, 2023. It bears interest at a rate of 1-Month Term SOFR plus 2.25%, with a floor of 0.25%.

The Company finances its non-securitized Non-QM residential whole loans under this facility. As of June 30, 2023, the Company had outstanding borrowings of $4.4 million under the facility. The borrowing is secured by Non-QM residential whole loans with a fair value of $3.4 million and one REO property with a carrying value of $2.3 million as of June 30, 2023.

Non-Agency CMBS and Non-Agency RMBS facility

The facility was paid off in full in May 2023 and replaced with a facility from a different counterparty which matures in May 2024. It bears a current weighted average interest rate of 1-Month Term SOFR plus 2.50%. As of June 30, 2023, the outstanding balance under this facility was $60.0 million. The borrowing is secured by investments with a fair market value of $95.0 million as of June 30, 2023.

Commercial Whole Loan Facility
The facility was extended on November 9, 2022 and matures on November 3, 2023. It bears interest at a rate of 1-Month Term SOFR plus 2.25%. As of June 30, 2023, the outstanding balance under this facility was $48.0 million. The borrowing is secured by the performing commercial loans with an estimated fair market value of $66.1 million as of June 30, 2023.

Financial Metrics
Certain of the Company’s financing arrangements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if the Company does not maintain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity, liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. The Company was in compliance with the terms of such financial tests as of June 30, 2023.
As of June 30, 2023, the Company had borrowings under four of its master repurchase agreements. The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023			December 31, 2022
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-term borrowings:
Agency RMBS	$274	5.84%	32	$293	4.78%	32
Non-Agency RMBS(1)	35,105	8.24%	25	48,237	7.50%	26
Other securities	—	—%	0	1,776	7.09%	17
Total short-term borrowings	35,379	8.22%	25	50,306	7.47%	26
Long-term borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS(1)	36,720	7.61%	307	55,154	6.30%	122
Non-Agency RMBS	14,467	7.60%	307	19,129	6.30%	122
Other securities	8,861	7.94%	307	16,863	6.30%	122
Subtotal	60,048	7.65%	307	91,146	6.30%	122
Residential Whole Loan Facility
Residential Whole Loans(2)	4,401	7.32%	117	3,633	6.66%	298
Commercial Whole Loan Facility
Commercial Loans	48,032	7.32%	126	48,032	6.13%	307
Total long-term borrowings	112,481	7.50%	222	142,811	6.25%	189
Repurchase agreements borrowings	$147,860	7.67%	175	$193,117	6.57%	146
Less unamortized debt issuance costs	—	N/A	N/A	—	N/A	N/A
Repurchase agreements borrowings, net	$147,860	7.67%	175	$193,117	6.57%	146

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

At June 30, 2023 and December 31, 2022, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	June 30, 2023	December 31, 2022
1 to 29 days	$35,105	$50,013
30 to 59 days	274	293
60 to 89 days	—	—
Greater than or equal to 90 days	112,481	142,811
Total	$147,860	$193,117

At June 30, 2023, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	June 30, 2023
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Goldman Sachs Bank USA	$35,288	306	39.8%
Credit Suisse AG, Cayman Islands Branch	25,574	25	28.8%
Atlas Securitized Products Investments 2, L.P.	18,334	126	20.7%

Collateral For Borrowings Under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023			December 31, 2022
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$278	$2	$280	$249	$—	$249
Non-Agency CMBS, at fair value(1)	56,222	381	56,603	83,925	483	84,408
Non-Agency RMBS, at fair value	83,811	444	84,255	104,487	533	105,020
Residential Whole Loans, at fair value(2)	3,377	21	3,398	3,229	3	3,232
Commercial Loans, at fair value(2)	66,059	413	66,472	66,864	362	67,226
REO, at carrying value	2,255	—	2,255	2,255	—	2,255
Other securities, at fair value	15,375	70	15,445	27,262	78	27,340
Cash(3)	120	—	120	3,410	—	3,410
Total	$227,497	$1,331	$228,828	$291,681	$1,459	$293,140

(1)Includes securities eliminated upon VIE consolidation.
(2)Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.
(3)Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At June 30, 2023 and December 31, 2022, investments held by counterparties as security for repurchase agreements totaled approximately $227.4 million and $288.3 million, respectively. Cash collateral held by counterparties at June 30, 2023 and December 31, 2022 was approximately $120 thousand and $3.4 million, respectively. Cash posted by repurchase agreement counterparties at both June 30, 2023 and December 31, 2022 was zero and $300 thousand, respectively.

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

Securitized Debt

Arroyo Trust 2019-2

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes, so they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2019-2's residential mortgage pass-through certificates at June 30, 2023 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$152,658	3.3%	$152,658	4/25/2049
Class A-2	8,187	3.5%	8,187	4/25/2049
Class A-3	12,971	3.8%	12,971	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$198,871		$198,871
Less: Unamortized Deferred Financing Costs	N/A		2,159
Total	$198,871		$196,712

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2019-2 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At June 30, 2023, Residential Whole Loans, with an outstanding principal balance of approximately $221.5 million, serve as collateral for the Arroyo Trust 2019-2's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2020-1

In June 2020, the Company completed a residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans, issuing $341.7 million of mortgage-backed notes. The Company did not elect the fair value option for these notes, so they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2020-1's residential mortgage pass-through certificates at June 30, 2023 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$68,514	1.7%	$68,514	3/25/2055
Class A-1B	8,130	2.1%	8,130	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$119,864		$119,864
Less: Unamortized Deferred Financing Costs	N/A		1,299
Total	$119,864		$118,565

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2020-1 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At June 30, 2023, Residential Whole Loans with an outstanding principal balance of approximately $133.5 million serve as collateral for the Arroyo Trust 2020-1's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

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

The following table summarizes the issued Arroyo Trust 2022-1's residential mortgage pass-through certificates at June 30, 2023 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Offered Notes:
Class A-1A	$202,556	2.5%	$182,262	12/25/2056
Class A-1B	82,942	3.3%	73,725	12/25/2056
Class A-2	21,168	3.6%	17,292	12/25/2056
Class A-3	28,079	3.7%	22,186	12/25/2056
Class M-1	17,928	3.7%	12,780	12/25/2056
Total	$352,673		$308,245

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2022-1 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At June 30, 2023, Residential Whole Loans with an outstanding principal balance of approximately $384.1 million serve as collateral for the Arroyo Trust 2022-1's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their fair value plus accrued interest.

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

The following table summarizes the issued Arroyo Trust 2022-2's residential mortgage pass-through certificates at June 30, 2023 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Offered Notes:
Class A-1	$250,394	5.0%	$242,542	7/25/2057
Class A-2	21,314	5.0%	20,239	7/25/2057
Class A-3	25,972	5.0%	24,613	7/25/2057
Class M-1	17,694	5.0%	14,680	7/25/2057
Total	$315,374		$302,074

The Company retained the non-offered securities in the securitization, which include the Class B-1, Class B-2, Class B-3, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2022-2 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At June 30, 2023, Residential Whole Loans with an outstanding principal balance of approximately $363.0 million serve as collateral for the Arroyo Trust 2022-2's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their fair value plus accrued interest.

Commercial Mortgage-Backed Notes

CSMC 2014 USA

The following table summarizes CSMC 2014 USA's commercial mortgage pass-through certificates at June 30, 2023 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$101,120	9/11/2025
Class A-2	531,700	4.0%	458,329	9/11/2025
Class B	136,400	4.2%	109,843	9/11/2025
Class C	94,500	4.3%	72,535	9/11/2025
Class D	153,950	4.4%	111,258	9/11/2025
Class E	180,150	4.4%	97,328	9/11/2025
Class F	153,600	4.4%	61,965	9/11/2025
Class X-1(1)	n/a	0.5%	5,717	9/11/2025
Class X-2(1)	n/a	—%	1,215	9/11/2025
	$1,370,691		$1,019,310

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of June 30, 2023, respectively.

At June 30, 2023, the Company owned a portion of the class F certificates with an outstanding principal balance of $14.9 million, which is eliminated in consolidation. The remaining CSMC USA debt that we elected the fair value option had a fair value of $1.0 billion at June 30, 2023, and is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the remaining outstanding principal balance of $1.4 billion, $180.3 million is owned by related parties and $1.2 billion is owned by third parties. The securitized debt of the CSMC USA can only be settled with the Commercial Loan with an outstanding principal balance of approximately $1.4 billion at June 30, 2023, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic changes in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

Note 8 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, swaptions, options, futures contracts, TBAs, Agency, Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps, and total return swaps.

The following table summarizes the Company’s derivative instruments at June 30, 2023 and December 31, 2022 (dollars in thousands):

			June 30, 2023		December 31, 2022
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$—	$—	$60,000	$1
Total derivative instruments, assets				—		1

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	82,000	(68)	98,000	(61)
Total derivative instruments, liabilities				(68)		(61)
Total derivative instruments, net				$(68)		$(60)

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain on derivative instruments, net" in the Consolidated Statements of Operations for the three and six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements/ Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended June 30, 2023
Interest rate swaps	$—	$184	$—	$53	$766	$1,003
Interest-Only Strips— accounted for as derivatives	—	—	(4)	1	14	11
Total	$—	$184	$(4)	$54	$780	$1,014

Three months ended June 30, 2022
Interest rate swaps	$—	$5,781	$—	$(671)	$(262)	$4,848
Interest-Only Strips— accounted for as derivatives	—	—	(43)	(107)	55	(95)
Credit default swaps	16	—	—	(2,103)	—	(2,087)
TBAs	732	—	—	1,383	—	2,115
Total	$748	$5,781	$(43)	$(1,498)	$(207)	$4,781

	Realized Gain (Loss), net
Description	Other Settlements/ Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Six months ended June 30, 2023
Interest rate swaps	$—	$(2,000)	$—	$(8)	$1,986	$(22)
Interest-Only Strips— accounted for as derivatives	—	—	(2)	65	23	86
Total	$—	$(2,000)	$(2)	$57	$2,009	$64

Six months ended June 30, 2022
Interest rate swaps	$—	$11,321	$—	$(1,120)	$(553)	$9,648
Interest-Only Strips— accounted for as derivatives	—	—	(115)	(216)	144	(187)
Credit default swaps	31	—	—	110	—	141
TBAs	732	—	—	1,383	—	2,115
Total	$763	$11,321	$(115)	$157	$(409)	$11,717

At June 30, 2023 and December 31, 2022, the Company had cash pledged as collateral for derivatives of approximately $1.2 million and $3.2 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.

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

The following tables provide additional information on the Company's fixed-pay interest rate swaps as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate	Average Maturity (Years)
1 year or less	$60,000	1.4%	4.9%	0.8
Greater than 5 years	22,000	1.2%	4.4%	8.3
Total	$82,000	1.3%	4.8%	2.8

	December 31, 2022
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$60,000	1.4%	2.0%	1.3
Greater than 3 years and less than 5 years	70,000	1.4%	1.8%	4.1
Greater than 5 years	$28,000	1.7%	3.6%	9.0
Total	$158,000	1.4%	2.2%	3.9

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

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$778	$—	$778	$(217)	$—	$561
Total assets	$778	$—	$778	$(217)	$—	$561

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$68	$—	$68	$—	$(68)	$—
Repurchase Agreements(4)	147,860	—	147,860	(147,860)	—	—
Total liability	$147,928	$—	$147,928	$(147,860)	$(68)	$—

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
(3)Cash collateral pledged against the Company’s derivative counterparties was approximately $1.2 million as of June 30, 2023.
(4)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $227.4 million as of June 30, 2023.

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

The Management Agreement may be amended, supplemented or modified by agreement between the Company and the Manager. The Management Agreement expires on May 15, 2024. It is automatically renewed for one-year terms on each May 15th unless previously terminated as described below. The Company’s independent directors review the Manager’s performance and any fees payable to the Manager annually and, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds (2/3) of the Company’s independent directors, based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to the Company; or (ii) the Company’s determination that any fees payable to the Manager are not fair, subject to the Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds (2/3) of the Company’s independent directors. The Company will provide the Manager 180 days prior notice of any such termination. Unless terminated for cause, the Company will pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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
     For the three months ended June 30, 2023 and June 30, 2022, the Company incurred approximately $1.0 million and approximately $1.0 million in management fees, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company incurred approximately $1.9 million and approximately $2.1 million in management fees, respectively.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement. For the three months ended June 30, 2023 and June 30, 2022, the Company recorded expenses included in general and administrative expenses totaling approximately $59 thousand and approximately $296 thousand, respectively, related to reimbursable employee costs. For the six months ended June 30, 2023 and June 30, 2022, the Company recorded expenses included in general and administrative expenses totaling approximately $150 thousand and approximately $447 thousand, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expense in the Consolidated Statements of Operations. At June 30, 2023 and December 31, 2022, approximately $3.8 million and approximately $3.9 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets. In addition, at June 30, 2023 and December 31, 2022, approximately $103 thousand and approximately $86 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

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

On June 23, 2023, the Company granted a total of 31,184 restricted stock units (7,796 per each independent director), to each of the Company's four independent directors. These restricted stock units will vest in full on June 23, 2024, the first anniversary of the grant date, and will be settled in shares of the Company’s common stock upon each of the independent director’s separation from service with the Company.

On June 24, 2022, the Company granted 21,704 restricted stock units (5,426 per each independent director) on a post reverse stock split basis, to each of the Company's 4 independent directors. These restricted stock units and associated dividend equivalent units vested in full on June 24, 2023, the one year anniversary of the grant date, and will be settled in shares of the Company's common stock upon each of the independent director's separation from service with the Company.

On June 30, 2022, the Company granted 20,000 restricted stock units on a post reverse-stock-split basis under the Western Asset Mortgage Capital Corporation 2022 Omnibus Incentive Plan to the Company’s Chief Financial Officer. These restricted stock units and associated dividend equivalent units vest in equal installments on the first and second anniversary of the grant date. As of June 30, 2022, 10,000 of the 20,000 restricted stock units vested and will be settled with the Company's common stock.

During the six months ended June 30, 2023 and June 30, 2022, 31,704 and 11,716 restricted stock units vested, respectively. The Company recognized stock-based compensation expense of approximately $100 thousand and approximately

$70 thousand for the three months ended June 30, 2023 and June 30, 2022, respectively. The Company recognized stock-based compensation expense of approximately $200 thousand and approximately $235 thousand for the six months ended June 30, 2023 and June 30, 2022, respectively. In addition, the Company had unamortized compensation expense of $378 thousand and $298 thousand for equity awards at June 30, 2023 and December 31, 2022, respectively.

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

The following is a summary of restricted equity awards vesting dates as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Vesting Date	Shares Vesting	Shares Vesting
June 2023	—	31,704
June 2024	41,184	10,000
Total	41,184	41,704

The following table presents information with respect to shares issued under the Company’s Equity Incentive Plans for the six months ended June 30, 2023 and June 30, 2022:

	June 30, 2023		June 30, 2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value(1)	Restricted Stock Units	Weighted Average Grant Date Fair Value(1)
Outstanding at beginning of period	81,914	$31.21	32,943	$58.85
Granted(2)	37,625	9.10	43,577	12.74
Cancelled/forfeited	—	—	—	—
Outstanding at end of period	119,539	24.25	76,520	32.59
Unvested at end of period	41,184	$9.74	41,704	$12.52

(1)The grant date fair value of the awards is based on the closing market price of the Company’s common stock at the grant date.
(2)Includes 6,441 and 1,873 shares attributed to dividends on restricted stock under the Director Deferred Fee Plan for the six months ended June 30, 2023 and June 30, 2022, respectively.

Note 12 — Stockholders’ Equity

Reverse Stock Split

On June 30, 2022, the Company announced that its Board of Directors approved a one-for-ten reverse stock split of the Company's outstanding shares of common stock. The one-for-ten reverse stock split was effected on July 11, 2022, which reduced the total number of authorized shares of common stock from 500,000,000 to 50,000,000 and also reduced the total number of authorized shares of preferred stock from 100,000,000 to 10,000,000. The number of common shares outstanding reducing from 60,380,105 to 6,038,012. The par value per share of our common stock remained unchanged at $0.01. All per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split.

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

At-The-Market Program
    In March 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which the Company may offer and sell up to $100 million worth of shares of common stock in an At-The-Market equity offering. During the six months ended June 30, 2023, the Company did not sell any shares under the amended agreement.
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
During the six months ended June 30, 2023, the Company did not repurchase any shares under the stock repurchase program.

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock, not adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split to align with 1099-DIV per share amounts as reported.

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2023
June 21, 2023	July 3, 2023	July 26, 2023	$0.35	Not yet determined
March 22, 2023	April 3, 2023	April 26, 2023	$0.35	Not yet determined

2022
December 21, 2022	January 3, 2023	January 26, 2023	$0.40	Not yet determined(1)
September 22, 2022	October 3, 2022	October 26, 2022	$0.40	Ordinary income
June 21, 2022	July 1, 2022	July 25, 2022	$0.04	Ordinary income
March 23, 2022	April 4, 2022	April 26, 2022	$0.04	Ordinary income

(1)The cash distributions made on January 26, 2023, with a record date of January 3, 2023, are treated as received by stockholders on January 26, 2023 and taxable in calendar year 2023.

Note 13 — Net Loss per Common Share

The table below presents basic and diluted net loss per share of common stock using the two-class method for the three and six months ended June 30, 2023 and June 30, 2022 (dollars, other than shares and per share amounts, in thousands), adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split.

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Numerator:
Net loss attributable to common stockholders and participating securities for basic and diluted earnings per share	$(8,633)	$(22,387)	$(2,066)	$(48,240)
Less:
Dividends and undistributed earnings allocated to participating securities	32	15	62	30
Net loss allocable to common stockholders — basic and diluted	$(8,665)	$(22,402)	$(2,128)	$(48,270)

Denominator:
Weighted average common shares outstanding for basic earnings per share	6,038,012	6,038,012	6,038,012	6,036,300
Weighted average common shares outstanding for diluted earnings per share	6,038,012	6,038,012	6,038,012	6,036,300
Basic loss per common share	$(1.44)	$(3.71)	$(0.35)	$(8.00)
Diluted loss per common share	$(1.44)	$(3.71)	$(0.35)	$(8.00)

For the three and six months ended June 30, 2023 and June 30, 2022, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of June 30, 2023. The Company files U.S. federal and state income tax returns.  As of June 30, 2023, U.S. federal tax returns filed by the Company for 2021, 2020, and 2019 and state tax returns filed for 2021, 2020, 2019, 2018 and 2017 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended June 30, 2023 and June 30, 2022, the Company recorded a federal and state tax benefit of $12 thousand and tax benefit of $46 thousand, respectively, which is recorded in "Income tax provision" in the Consolidated Statements of Operations. During the six months ended June 30, 2023 and June 30, 2022, the Company recorded a federal and state tax provision of zero and a tax provision of $10 thousand respectively.

Deferred Tax Asset

As of June 30, 2023 and December 31, 2022, the Company recorded a deferred tax asset of approximately $14.3 million and $13.5 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

In addition, the REIT generated net operating losses ("NOLs") during the year ended December 31, 2021 related to ordinary losses on its MBS portfolio and it generated NOLs for the years ended December 31, 2020 and December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOLs is apportioned to the TRS. The Company recorded a deferred tax asset relating to the NOLs of $14.5 million and $14.5 million in the REIT and $1.6 million and $1.6 million in the TRS as of June 30, 2023 and December 31, 2022, respectively. The TRS can carryback the NOLs generated during the years ended December 31, 2020 and December 31, 2017 to each of the two preceding years to request a refund for taxes paid. As of June 30, 2023 and December 31, 2022, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized and it has recorded a combined valuation allowance of $16.2 million and $16.1 million, respectively.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).

Note 15 — Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material commitments nor contingencies at June 30, 2023.

Note 16 — Subsequent Events

Financing Facility

Subsequent to quarter end, the Company replaced an existing short-term repurchase financing facility facing Credit Suisse AG (UBS) with a new two-year term, $65 million fixed rate, non-mark-to-market, securitized funding vehicle. As a result, the Company no longer has any financing arrangements with Credit Suisse AG (UBS) as a counterparty.

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

These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing and the U.S. and foreign commercial real estate markets or the general economy or the market for residential and/or commercial mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; changes in interest rates and the market value of the Company’s target assets; credit risks; servicing-related risks, including those associated with foreclosure and liquidation; the state of the U.S. and to a lesser extent, international economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including under the Company’s repurchase agreements, a form of secured financing, and securitizations; the current potential return dynamics available in residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS” and collectively with RMBS, “MBS”); the level of government involvement in the U.S. mortgage market; the anticipated default rates on CMBS and Commercial Loans; the loss severity on Non-Agency MBS; the general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire Agency RMBS, Non-Agency RMBS, CMBS, Residential and Commercial Whole Loans, and other mortgage assets; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s understanding of its competition; the result of Company's recently announced definitive merger agreement where MITT and the Company have agreed to combine and form a REIT; and the uncertainty and economic impact of pandemics, epidemics, or other public health emergencies, such as the lingering effects of the COVID-19 pandemic.

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

Our Target Assets

 Residential Whole Loans — Residential Whole Loans are mortgages secured by single family residences held directly by us or through consolidated trusts with us holding the beneficial interest in the trusts. Our Residential Whole Loans are mainly adjustable rate mortgages that do not qualify for the Consumer Finance Protection Bureau’s (or CFPB) safe harbor provision for “qualified mortgages” ("Non-QM mortgages"). Our Manager’s review, relating to Non-QM mortgages, includes an analysis of the loan originator’s procedures and documentation for compliance with Ability to Repay requirements. As discussed in Note 7 - "Financing" to the financial statements contained in this Quarterly Report on Form 10-Q, we have and may continue to securitize Whole Loan interests, selling more senior interests in the pool of loans and retaining residual portions. The characteristics of our Residential Whole Loans may vary going forward.

Non-Agency RMBS — Non-RMBS that are not guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by a U.S. Government agency or U.S. Government-sponsored entity due to certain factors, including mortgage balances in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and/or level of documentation, and therefore are not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. The mortgage loan collateral may be classified as subprime, Alternative-A or prime depending on the borrower’s credit rating and the underlying level of documentation. Non-Agency RMBS collateral may also include re-

performing loans, which are conventional mortgage loans that were current at the time of the securitization, but had been delinquent in the past. Non-Agency RMBS may be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages.

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

Our investment portfolio composition at June 30, 2023 is as follows:

Our Financing Strategy

The Company has worked to diversify our financing sources to provide an alternative to short-term repurchase agreements. We expect to continue to seek financing arrangements with longer terms and less onerous margin requirements, including but not limited to longer-term repurchase agreements, term financing, securitizations, and convertible senior unsecured notes, as the market permits. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by our Manager, taking into account a variety of factors such as general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the creditworthiness of financing counterparties, and the health of the U.S. residential and commercial mortgage markets. We expect to maintain a debt-to-equity ratio of two to four and a half times the amount of our stockholders' equity, depending on our investment composition. We seek to enhance equity returns by effectively utilizing leverage and seeking to limit our exposure to interest rate volatility and daily margin calls. The following table presents our debt-to-equity ratio on June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Total debt(1)	$232,201	$276,639
Total equity	$88,713	$94,804
Debt-to-equity ratio	2.6	2.9

(1) Total debt excludes the securitized debt which is non-recourse to the Company.

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

2023 Activity

Investment Activity

We continually evaluate potential investments and our investment selection is based on supply and demand of our target assets, costs of financing, and the expected future interest rate volatility costs of hedging. During the six months ended June 30, 2023, the Company sold the CRE 3 loan to an unaffiliated third party for its recorded fair value as of December 31, 2022 of $8.8 million.

The following table presents our investing activity for the six months ended June 30, 2023 (dollars in thousands):

	Balance at		Loan Modification/Capitalized Interest	Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Premium and discount amortization, net	Balance at
Investment Type	December 31, 2022	Purchases								June 30, 2023
Agency RMBS and Agency RMBS IOs	$767	$—	N/A	$4	$—	N/A	$—	$67	$—	$838
Non-Agency RMBS	23,687	—	N/A	(264)	—	N/A	(48)	128	(139)	23,364
Non-Agency CMBS	85,435	—	N/A	(20,559)	—	N/A	(1,239)	(4,970)	655	59,322
Other securities(1)	27,262	4,714	N/A	—	(15,324)	N/A	(1,379)	1,543	(201)	16,615
Total MBS and other securities	137,151	4,714	N/A	(20,819)	(15,324)	N/A	(2,666)	(3,232)	315	100,139
Residential Whole Loans	1,091,145	—	41	(58,792)	—	—	—	6,444	(1,457)	1,037,381
Residential Bridge Loans	2,849	—	—	(75)	—	—	—	8	—	2,782
Commercial Loans	90,002	—	—	(1,680)	(8,776)	—	(81,223)	80,417	66	78,806
Securitized Commercial Loans	1,085,103	—	—	—	—	—	—	(74,050)	14,268	1,025,321
REO	2,255	—	N/A	—	28	—	(28)	—	N/A	2,255
Total Investments	$2,408,505	$4,714	$41	$(81,366)	$(24,072)	$—	$(83,917)	$9,587	$13,192	$2,246,684

(1) Other securities include $15.4 million of GSE CRTs and $1.2 million of ABS at June 30, 2023.

Portfolio Characteristics

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,824 adjustable and fixed-rate Non-QM and investor mortgages. The following table presents certain information about our Residential Whole Loans investment portfolio at June 30, 2023 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	39	$22,018	66.3%	758	8.9	27.8	2.9%
3.01% – 4.00%	366	200,548	66.9%	760	7.5	28.3	3.7%
4.01% – 5.00%	1,236	417,820	64.5%	750	5.7	25.7	4.6%
5.01% – 6.00%	875	347,001	65.5%	742	4.8	26.2	5.5%
6.01% – 7.00%	282	110,986	68.1%	742	3.6	27.2	6.4%
7.01% - 8.00%	25	8,173	68.3%	735	3.4	26.5	7.4%
8.01% - 9.00%	1	5	65.0%	693	3.8	23.9	8.5%
Total	2,824	$1,106,551	65.7%	749	5.5	26.5	4.9%

(1)The original FICO score is not available for 219 loans with a principal balance of approximately $69.4 million at June 30, 2023. We have excluded these loans from the weighted average computations.

Residential Bridge Loans

    We are no longer allocating capital to Residential Bridge Loans. The following table presents certain information about the remaining four Residential Bridge Loans left in the portfolio at June 30, 2023 (dollars in thousands):

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

Non-Performing Residential Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of June 30, 2023 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current	2,779	$1,082,536	$1,014,645	—	$—	$—
1-30 days	20	10,339	9,984	—	—	—
31-60 days	10	4,546	4,231	—	—	—
61-90 days	—	—	—	—	—	—
90+ days	15	9,130	8,521	4	3,091	2,782
Total	2,824	$1,106,551	$1,037,381	4	$3,091	$2,782

Residential Whole Loans in Non-Accrual Status

As of June 30, 2023, there were fifteen Non-QM loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $9.1 million and a fair value of $8.5 million. These non-performing loans represent approximately 0.8% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three and six months ended June 30, 2023, since the valuation adjustment, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of June 30, 2023, there were four Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $3.1 million and a fair value of $2.8 million. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three and six months ended June 30, 2023, since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of June 30, 2023, the Company had one real estate owned ("REO") property with an aggregate carrying value of $2.3 million related to a foreclosed Residential Whole Loan. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-Agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of June 30, 2023 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV	Original FICO	60+ Day Delinquent	CPR
Prime	$11,770	$81.81	11.6	67.6%	747	1.0%	16.8%
Alt-A	11,594	48.30	18.5	81.3%	661	17.5%	6.0%
Total	$23,364	$65.18	15.0	74.4%	704	9.2%	11.4%

Agency RMBS Portfolio

The following table summarizes our Agency portfolio by investment category as of June 30, 2023 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs(1)	N/A	$65	$60	—%
Agency RMBS IOs and IIOs accounted for as derivatives(1)	N/A	N/A	778	0.9%
Total	$—	$65	$838	0.8%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of June 30, 2023 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$68	$66	0.6	88.7%
	2010-2020	14,982	10,085	5.6	62.6%
		15,050	10,151	5.5	62.8%
Single Asset:
	2010-2020	73,609	49,171	1.6	66.1%
Total		$88,659	$59,322	2.3	65.5%

Commercial Real Estate Investments

We are continuing to transition out of our commercial loan investments. The following table presents our commercial loan investments as of June 30, 2023 (dollars in thousands):

Loan	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral	Geographic Location
CRE 4	Interest-Only First Mortgage	22,204	22,053	63%	1-Month SOFR plus 3.38%	8/6/2025(1)	None	Retail	CT
CRE 5	Interest-Only First Mortgage	24,535	23,993	62%	1-Month SOFR plus 4.95%	11/6/2023(2)	One - 12 month extension	Hotel	NY
CRE 6	Interest-Only First Mortgage	13,207	12,914	62%	1-Month SOFR plus 4.95%	11/6/2023(2)	One - 12 month extension	Hotel	CA
CRE 7	Interest-Only First Mortgage	7,259	7,099	62%	1-Month SOFR plus 4.95%	11/6/2023(2)	One - 12 month extension	Hotel	IL, FL
SBC 3(3)	Interest-Only First Mortgage	12,750	12,747	49%	1-Month SOFR plus 5.50%	8/4/2023	One - 3 month extension	Nursing Facilities	CT
		$79,955	$78,806

(1) In August 2022, the CRE 4 loan was extended by three years through August 6, 2025, with a principal pay down of $16.2 million.
(2) In November 2022, the CRE 5, 6, and 7 loans were each extended for one year through November 6, 2023.
(3) In January 2023, the SBC 3 loan was partially paid down by $862 thousand to bring the unpaid principal balance to $13.5 million, the maturity date was extended through May 5, 2023 for a 50-bps extension fee and the margin was increased from 4.47% to 5.00%. In May 2023, the SBC 3 loan was partially paid down by $750 thousand to bring the unpaid principal to $12.8 million, the maturity date was extended through August 4, 2023, and the margin was increased from 5.00% to 5.50%. In July 2023, the SBC 3 loan was partially paid down by $250 thousand to bring the unpaid principal balance to $12.5 million, and the maturity date was extended through October 4, 2023 for a 25 bps extension fee. The borrower under the loan may, at its option, extend the October 4, 2023 maturity date for an additional period of three months through December 31, 2023, with an additional required paydown of $250 thousand and a 25-bps extension fee.

Non-Performing Commercial Loans

As of June 30, 2023, there are no Commercial Loans that are non-performing.

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of June 30, 2023, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	28.3%	$6,623	California	52.9%	$31,396
Florida	11.7%	2,742	Bahamas	22.2%	13,175
New York	6.9%	1,603	Texas	5.2%	3,067
New Jersey	4.1%	956	Pennsylvania	2.8%	1,636
Georgia	3.7%	861	New York	2.7%	1,603

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at June 30, 2023, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	67.4%	$745,643	California	56.7%	$1,754
New York	9.1%	100,950	New York	43.3%	1,337
Texas	4.8%	52,905	Total	100.0%	3,091
Florida	4.0%	44,003
Georgia	3.4%	37,771
Other	11.3%	125,279
Total	100.0%	$1,106,551

Financing Activity

     The Company will continue to look to expand and diversify our financing sources, especially those sources that provide an alternative to short-term repurchase agreements with less onerous margin requirements.

Repurchase Agreements

Our repurchase agreements bear interest at a contractually agreed-upon rate and have terms ranging from one month to 12 months. Our counterparties generally require collateral in excess of the loan amount, or haircuts. As of June 30, 2023, the contractual haircuts required under repurchase agreements on our investments were as follows:

	Minimum	Maximum
Short-Term Borrowings
Agency RMBS IOs	25%	25%
Non-Agency RMBS	44%	69%

Long-Term Borrowings
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency RMBS	25%	50%
Non-Agency CMBS	30%	60%
Other Securities	35%	48%

Residential Whole Loan Facility
Residential Whole Loans(1)	43%	43%

Commercial Whole Loan Facility
Commercial Loans(2)	22%	32%

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

We finance our Non-QM residential whole loans under this facility. As of June 30, 2023, we had outstanding borrowings of $4.4 million. The borrowing is secured by Non-QM residential whole loans with a fair value of $3.4 million and one REO property with a carrying value of $2.3 million as of June 30, 2023.

Non-Agency CMBS and Non-Agency RMBS facility

The facility was paid off in full in May 2023 and replaced with a facility from a different counterparty which matures in May 2024. It bears a current weighted average interest rate of 1-Month Term SOFR plus 2.50%. As of June 30, 2023, the outstanding balance under this facility was $60.0 million. The borrowing is secured by investments with an estimated fair market value of $95.0 million as of June 30, 2023.

Commercial Whole Loan Facility

The facility was extended on November 9, 2022 and matures on November 3, 2023. It bears interest at a rate of SOFR plus 2.25%. As of June 30, 2023, the outstanding balance under this facility was $48.0 million. The borrowing is secured by performing commercial loans, with an estimated fair market value of $66.1 million as of June 30, 2023.

Repurchase Agreements

At June 30, 2023, we had outstanding borrowings under four of our repurchase agreements. The following table summarizes certain characteristics of our repurchase agreements at June 30, 2023 (dollars in thousands):

Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-Term Borrowings:
Agency RMBS	$274	5.84%	32
Non-Agency RMBS(1)	35,105	8.24%	25
Total short term borrowings	35,379	8.22%	25
Long Term Borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS (1)	36,720	7.61%	307
Non-Agency RMBS	14,467	7.60%	307
Other Securities	8,861	7.94%	307
Subtotal	60,048	7.65%	307
Residential Whole Loan Facility
Residential Whole Loans (2)	4,401	7.32%	117
Commercial Whole Loan Facility
Commercial Loans	48,032	7.32%	126
Total long term borrowings	112,481	7.50%	222
Repurchase agreements borrowings	$147,860	7.67%	175
Less unamortized debt issuance costs	—	N/A	N/A
Repurchase agreement borrowings, net	$147,860	7.67%	175

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

At June 30, 2023, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
Goldman Sachs Bank USA	$60,322	40.8%	$95,236	A+
Atlas Securitized Products Investments 2, L.P.	48,032	32.5%	66,059	Unrated (3)
Credit Suisse AG, Cayman Islands Branch (2)	35,105	23.7%	60,449	A
Atlas Securitized Products, L.P.	4,401	3.0%	5,633	Unrated (3)
Total	$147,860	100.0%	$227,377

(1)The counterparty ratings presented above are the long-term issuer credit ratings as rated at June 30, 2023 by S&P.
(2)Includes master repurchase agreements in which the buyer includes Alpine Securitization LTD., a Credit Suisse sponsored asset-backed commercial paper conduit.
(3)    Affiliates of Apollo purchased a significant portion of the Securitized Products Group from Credit Suisse. A majority of the assets and professionals associated with the transaction are now part of or managed by ATLAS SP Partners, a new standalone credit firm focused on asset-backed financing and capital markets solutions. The firm needs more time operating to achieve a credit rating and, therefore, is currently unrated.

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and six months ended June 30, 2023 (dollars in thousands):

Collateral	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Agency RMBS	$277	$282
Non-Agency RMBS(1)	52,607	63,733
Non-Agency CMBS(1)	38,862	44,833
Residential Whole Loans	4,517	4,656
Commercial Loans	32,725	42,730
Other securities	11,434	14,875
Total	$140,422	$171,109
Maximum borrowings during the period(2)	$170,666	$190,356
(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.

Repurchase Agreements Financial Metrics

Certain of our financing agreements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if we do not maintain certain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity and liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders with borrowings outstanding as of June 30, 2023. We were in compliance with the terms of such financial tests as of June 30, 2023.

Securitized Debt

Residential Mortgage-Backed Notes

Arroyo Trust 2019-2

The following table summarizes the consolidated Arroyo Trust 2019's issued mortgage-backed notes at June 30, 2023 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$152,658	3.3%	$152,658	4/25/2049
Class A-2	8,187	3.5%	8,187	4/25/2049
Class A-3	12,971	3.8%	12,971	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$198,871		$198,871
Less: Unamortized deferred financing costs	N/A		2,159
Total	$198,871		$196,712

Arroyo Trust 2020-1

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at June 30, 2023 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$68,514	1.7%	$68,514	3/25/2055
Class A-1B	8,130	2.1%	8,130	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$119,864		$119,864
Less: Unamortized deferred financing costs	N/A		1,299
Total	$119,864		$118,565

Arroyo Trust 2022-1

The following table summarizes the consolidated Arroyo Trust 2022-1's issued mortgage-backed notes at June 30, 2023 which is classified as "Securitized debt, net" on the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$202,556	2.5%	$182,262	12/25/2056
Class A-1B	82,942	3.3%	73,725	12/25/2056
Class A-2	21,168	3.6%	17,292	12/25/2056
Class A-3	28,079	3.7%	22,186	12/25/2056
Class M-1	17,928	3.7%	12,780	12/25/2056
Total	$352,673		$308,245

Arroyo Trust 2022-2

The following table summarizes the consolidated Arroyo Trust 2022-2's issued mortgage-backed notes at June 30, 2023 which is classified as "Securitized debt, net" on the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$250,394	5.0%	$242,542	7/25/2057
Class A-2	21,314	5.0%	20,239	7/25/2057
Class A-3	25,972	5.0%	24,613	7/25/2057
Class M-1	17,694	5.0%	14,680	7/25/2057
Total	$315,374		$302,074

Commercial Mortgage-Backed Notes

We hold a controlling financial variable interest in CSMC USA and are required to consolidate the CMBS VIE. Refer to Note 7, "Financings" for details. The following table summarizes the consolidated CSMC USA's commercial mortgage pass-through certificates at June 30, 2023 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$101,120	9/11/2025
Class A-2	531,700	4.0%	458,329	9/11/2025
Class B	136,400	4.2%	109,843	9/11/2025
Class C	94,500	4.3%	72,535	9/11/2025
Class D	153,950	4.4%	111,258	9/11/2025
Class E	180,150	4.4%	97,328	9/11/2025
Class F	153,600	4.4%	61,965	9/11/2025
Class X-1(1)	n/a	0.5%	5,717	9/11/2025
Class X-2(1)	n/a	—%	1,215	9/11/2025
	$1,370,691		$1,019,310

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of June 30, 2023, respectively.

The above table does not reflect the portion of the class F bond held by us because the bond is eliminated in consolidation. Our ownership interest in the F bond represents a controlling financial interest, which resulted in consolidation of the trust. The bond had a fair market value of $6.0 million at June 30, 2023, and our exposure to loss is limited to our ownership interest in this bond.

Convertible Senior Unsecured Notes

2024 Notes

As of June 30, 2023, we had $86.3 million aggregate principal amount of the 2024 Notes outstanding. The 2024 notes mature on September 15, 2024, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

Recourse and Non-Recourse Financing

We utilize both recourse and non-recourse debt to finance our portfolio. Our recourse debt included our short and long-term repurchase agreement financings and our convertible senior unsecured notes. At June 30, 2023, our total non-recourse financing is comprised of $925.6 million of securitized debt issued in connection with our four Residential Whole Loan securitizations and $1.0 billion of securitized debt from owning a Non-Agency CMBS bond with a fair value of $6.0 million that was deemed to be a controlling financial variable interest in CSMC USA which required us to consolidate the CMBS VIE.

(dollars in thousands)	June 30, 2023	December 31, 2022
Recourse and non-recourse financing	$2,177,107	$2,335,323
Non-recourse financing
Arroyo 2019-2	196,712	213,885
Arroyo 2020-1	118,565	124,934
Arroyo 2022-1	308,245	318,219
Arroyo 2022-2	302,074	324,035
CMSC USA	1,019,310	1,077,611
Total recourse financing	$232,201	$276,639

Stockholders' equity	$88,713	$94,804

Recourse leverage	2.6x	2.9x

Hedging Activity
The following tables summarize the hedging activity during the six months ended June 30, 2023 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2022	Acquisitions		June 30, 2023
Fixed pay interest rate swaps	$158,000	$—	$(76,000)	$82,000
Total derivative instruments	$158,000	$—	$(76,000)	$82,000

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2022					June 30, 2023
Fixed pay interest rate swaps	$(60)	$—	$2,000	$(2,000)	$(8)	$(68)
Total derivative instruments	$(60)	$—	$2,000	$(2,000)	$(8)	$(68)
Dividends

During the six months ended June 30, 2023, we declared dividends totaling $0.70 per share generating a dividend yield of approximately 15.8% based on the stock closing price of $8.87 on June 30, 2023.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:

Book Value
40
30
20
10
0
23.23
16.22
15.70
16.46
14.69
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
Period Ending

    We continue to implement measures to improve our balance sheet by increasing liquidity, reducing leverage, and seeking alternative financing arrangements to preserve long-term shareholder value. The decrease in book value from $16.46 as of March 31, 2023, to $14.69 as of June 30, 2023, was primarily driven by the decreased value of our securitized commercial loan portfolio of $62.9 million, offset by the increased value of our residential whole loans of $37.0 million.

Pending Merger Agreement

On August 8, 2023, we entered into a merger agreement with AG Mortgage Investment Trust, Inc., a Maryland corporation (“MITT”) for the acquisition of the Company by MITT. The Company's Board of Directors determined that the transaction offered by MITT pursuant to which each outstanding share of the Company’s common stock would be converted into the right to receive (i) shares of MITT common stock pursuant to a fixed exchange ratio of 1.5 shares of MITT common stock per share (subject to adjustment for transaction expenses) and (ii) the per share portion of a cash payment from MITT’s external manager equal to the lesser of $7 million or approximately 9.9% of the aggregate per share merger consideration (any difference between $7 million and the 9.9% cap would be used to benefit the combined company post-closing by offsetting reimbursable expenses that would otherwise be payable to MITT’s external manager) was superior to the previous transaction agreement (the “TPT Merger Agreement”) with Terra Property Trust, Inc. (“TPT”). The proposed transaction with MITT is pending and subject to various conditions and we will provide updates as appropriate.

Results of Operations

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022.

General
During the second quarter of 2023, we continued to take actions to strengthen our balance sheet.

During the three months ended June 30, 2023, we received approximately $1.1 million from the repayment or paydown of Commercial Whole Loans, Non-Agency CMBS, and Other Securities, and $28.4 million from the sale or repayment of Residential Whole Loans, and Non-Agency RMBS. We also received proceeds of $8.7 million on the sale of Other Securities. Due to the spread widening during the quarter, we experienced a decline in the fair value of our residential whole loan and mortgage backed securities investments. Overall, our net loss was $8.6 million, or $1.44 per basic and diluted weighted common share, for the three months ended June 30, 2023.

In contrast, for the three months ended June 30, 2022, we had a net loss of $22.4 million, or $3.71 per basic and diluted weighted common share, which was primarily attributable to a decline in fair value in our residential whole loan investments.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

Three Months Ended June 30, 2023	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$62	$3	19.41%
Non-Agency CMBS	86,391	1,959	9.10%
Non-Agency RMBS	30,354	425	5.62%
Residential Whole Loans	1,152,246	12,995	4.52%
Residential Bridge Loans	3,091	—	—%
Commercial Loans	80,357	1,832	9.14%
Securitized Commercial Loan	1,308,695	22,451	6.88%
Other securities	21,894	557	10.20%
Total investments	$2,683,090	$40,222	6.01%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$140,422	$2,923	8.35%
Convertible senior unsecured notes, net	84,204	1,865	8.88%
Securitized debt	2,278,207	31,424	5.53%
Total borrowings	$2,502,833	$36,212	5.80%

Net interest income and net interest margin(2)		$4,010	0.60%

Three Months Ended June 30, 2022	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$55	$3	21.88%
Non-Agency CMBS	151,288	2,530	6.71%
Non-Agency RMBS	54,816	661	4.84%
Residential Whole Loans	1,199,076	12,082	4.04%
Residential Bridge Loans	5,682	16	1.13%
Commercial Loans	192,154	1,260	2.63%
Securitized Commercial Loan	1,281,594	21,986	6.88%
Other securities	45,467	1,039	9.17%
Total investments	$2,930,132	$39,577	5.42%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$506,601	$3,659	2.90%
Convertible senior unsecured notes, net	115,785	2,500	8.66%
Securitized debt	2,047,853	27,183	5.32%
Total borrowings	$2,670,239	$33,342	5.01%

Net interest income and net interest margin(2)		$6,235	0.85%

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

Interest Income

For the three months ended June 30, 2023, and June 30, 2022, we earned interest income on our investments of approximately $40.2 million and $39.6 million, respectively. The increase of approximately $645 thousand was mainly due to an increase in interest rates.
Interest Expense

Interest expense increased from $33.3 million for the three months ended June 30, 2022 to $36.2 million for the three months ended June 30, 2023. The increase in interest expense was primarily attributable to increased borrowing costs on our repurchase facilities due to increasing market interest rates, offset by a decrease in interest expense incurred when compared to the same period in the prior year as the balance on our outstanding repurchase agreements declined period over period.

Other income (loss), net

Realized gain (loss), net

Realized gain (loss) represents the net gain (loss) on sales or settlements from our investment portfolio and debt. The following table presents the realized gains (losses) of our investments and debt for each of the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	For the three months ended June 30, 2023				For the three months ended June 30, 2022
	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$—	$—	$(1,237)	$(1,237)	$10,152	$—	$(43,934)	$(43,934)
Non-Agency RMBS	—	—	(48)	(48)	27,729	255	(1,425)	(1,170)
Other securities	8,694	649	(463)	186	4,406	—	(478)	(478)
Convertible senior unsecured notes(1)	—	—	—	—	(7,281)	—	(79)	(79)
Total	$8,694	$649	$(1,748)	$(1,099)	$35,006	$255	$(45,916)	$(45,661)

(1)Realized gains/losses recognized on the extinguishment of the 2022 Notes. See Note 7, "Financings" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional details.

Unrealized gain (loss), net

Our investments and securitized debt, for which we have elected the fair value option, are recorded at fair value with the periodic changes in fair value being recorded in earnings. The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended June 30, 2023	Three months ended June 30, 2022
Agency RMBS	$1	$(3)
Non-Agency CMBS	(2,155)	42,523
Non-Agency RMBS	(820)	(2,490)
Residential whole loans	(8,056)	(38,312)
Residential bridge loans	—	(110)
Commercial Loans	362	(74)
Securitized Commercial Loan	(70,014)	(52,218)
Other securities	365	(3,894)
Securitized debt	73,463	70,763
Total	$(6,854)	$16,185

Gain (loss) on derivatives, net

    As of June 30, 2023, we had interest rate swaps with a notional amount of $82.0 million and no forward starting swaps. Our hedging strategy is designed to mitigate our exposure to interest rate volatility.

The following table presents the components of gain (loss) on derivatives for the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended June 30, 2023
Interest rate swaps	$—	$184	$—	$53	$766	$1,003
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(4)	1	14	11
Total	$—	$184	$(4)	$54	$780	$1,014

Three months ended June 30, 2022
Interest rate swaps	$—	$5,781	$—	$(671)	$(262)	$4,848
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(43)	(107)	55	(95)
Credit default swaps	16	—	—	(2,103)	—	(2,087)
TBAs	732	—	—	1,383	—	2,115
Total	$748	$5,781	$(43)	$(1,498)	$(207)	$4,781

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended June 30, 2023 and June 30, 2022, "Other, net" was income of $186 thousand and a loss of $46 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives, and miscellaneous fees and expenses on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $1.0 million and $1.0 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Although the Management Fee remained constant period over period, our Manager waived 25% of the calculated Management Fee in fiscal year 2022, which was not extended into fiscal year 2023. The Management Fee incurred for the three months ended June 30, 2023 reflects a reduction in the equity basis for which the management fee is calculated from the comparative period.

The management fees, expense reimbursements, and the relationship between our Manager and the Company are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $293 thousand and $262 thousand for the three months ended June 30, 2023, and June 30, 2022, respectively. Other operating costs comprise bank fees, trustee fees, and asset management/loan servicing fees for loans acquired serving released.

Transaction Costs

We incurred transaction costs of $2.0 million and $344 thousand for the three months ended June 30, 2023 and June 30, 2022, respectively. The amounts in the current and prior period reflect costs incurred in connection with the strategic review process.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $2.7 million and $2.3 million for the three months ended June 30, 2023, and June 30, 2022, respectively. The expense included an increase in compensation expense of $374 thousand, as we experienced turnover in fiscal year 2022 which resulted in decreased compensation expense for the three months ended June 30, 2022. We did not experience this employee turnover during the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022.

General
During the first two quarters of 2023, we continued to make progress towards strengthening our balance sheet, improving liquidity, and the transition of our portfolio to residential investments.
During the six months ended June 30, 2023, we sold $15.3 million of Other Securities, $8.8 million in Commercial Loans, and recognized $20.6 million in basis recovery on the maturity of one of our CMBS securities. These sales combined with the CMBS maturity resulted in the recognition of a $83.9 million realized loss, offset by an $83.5 million unrealized gain, which was primarily comprised of the reversal of previously-recognized unrealized losses on the sale of the CRE 3 Commercial Loan. An increase in interest expense and transaction costs of $2.6 million incurred in connection with the strategic review process were the primary drivers of a net loss of $2.1 million, or $0.35 per basic and diluted weighted common share for the six months ended June 30, 2023.
In contrast, for the six months ended June 30, 2022, the key driver of a net loss of $48.2 million, or $8.00 per basic and diluted weighted common share, was declines in fair values of our investments due to the spread widening.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

Six Months Ended June 30, 2023	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$59	$6	20.51%
Non-Agency CMBS	91,184	4,232	9.36%
Non-Agency RMBS	30,560	859	5.67%
Residential Whole Loans	1,166,672	26,293	4.54%
Residential Bridge Loans	3,104	24	1.56%
Commercial Loans	80,422	3,589	9.00%
Securitized Commercial Loan	1,301,539	44,781	6.94%
Other securities	26,252	1,295	9.95%
Total investments	$2,699,792	$81,079	6.06%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$171,109	$6,055	7.14%
Convertible senior unsecured notes, net	84,000	3,730	8.95%
Securitized debt	2,288,810	62,929	5.54%
Total borrowings	$2,543,919	$72,714	5.76%

Net interest income and net interest margin(2)		$8,365	0.62%

Six Months Ended June 30, 2022	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$59	$7	23.93%
Non-Agency CMBS	158,860	5,100	6.47%
Non-Agency RMBS	47,664	1,191	5.04%
Residential Whole Loans	1,126,074	20,828	3.73%
Residential Bridge Loans	5,740	36	1.26%
Commercial Loans	192,155	2,506	2.63%
Securitized Commercial Loan	1,274,895	43,858	6.94%
Other securities	46,665	1,693	7.32%
Total investments	$2,852,112	$75,219	5.32%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$472,721	$6,101	2.60%
Convertible senior unsecured notes, net	117,046	5,097	8.78%
Securitized debt	2,019,682	53,503	5.34%
Total borrowings	$2,609,449	$64,701	5.00%

Net interest income and net interest margin(2)		$10,518	0.74%

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

Interest Income

For the six months ended June 30, 2023, and June 30, 2022, we earned interest income on our investments of approximately $81.1 million and $75.2 million, respectively. The increase of approximately $5.9 million was mainly due to an increase in interest rates.
Interest Expense

Interest expense increased from $64.7 million for the six months ended June 30, 2022 to $72.7 million for the six months ended June 30, 2023. The increase in interest expense was primarily a result increased borrowing costs on our repurchase facilities due to increasing market interest rates, offset by lower repurchase borrowings resulting from a smaller investment portfolio.

Other income (loss), net

Realized gain (loss), net

Realized gain (loss) represents the net gain (loss) on sales or settlements from our investment portfolio and debt. The following table presents the realized gains (losses) of our investments and debt for each of the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	For the six months ended June 30, 2023				For the six months ended June 30, 2022
	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$—	$—	$(1,239)	$(1,239)	$10,152	$—	$(43,934)	$(43,934)
Non-Agency RMBS	—	—	(48)	(48)	27,729	255	(1,425)	(1,170)
Other securities	15,324	649	(2,028)	(1,379)	4,406	—	(478)	(478)
Commercial Loans(1)	8,776	—	(81,223)	(81,223)	—	—	—	—
Disposition of REO(2)	(28)	—	(28)	(28)	54,681	12,198	—	12,198
Convertible senior unsecured notes(3)	—	—	—	—	(10,689)	—	(132)	(132)
Total	$24,072	$649	$(84,566)	$(83,917)	$86,279	$12,453	$(45,969)	$(33,516)

(1)Realized gains/losses recognized on the sale of the CRE 3 loan in February 2023. See Note 6, "Commercial Loans" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional details.
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

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Six months ended June 30, 2023	Six months ended June 30, 2022
Agency RMBS	$2	$(51)
Non-Agency CMBS	(4,970)	43,497
Non-Agency RMBS	128	(5,914)
Residential Whole Loans	6,444	(80,155)
Residential Bridge Loans	8	(83)
Commercial Loans	80,417	(2,147)
Securitized Commercial Loans	(74,050)	(125,782)
Other securities	1,543	(6,268)
Securitized debt	73,940	154,185
Total	$83,462	$(22,718)

Gain (loss) on derivatives, net

    As of June 30, 2023, we had interest rate swaps with a notional amount of $82.0 million, and no forward starting swaps. Our hedging strategy is designed to mitigate our exposure to interest rate volatility.

The following table presents the components of gain (loss) on derivatives for the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Six months ended June 30, 2023
Interest rate swaps	$—	$(2,000)	$—	$(8)	$1,986	$(22)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(2)	65	23	86
Total	$—	$(2,000)	$(2)	$57	$2,009	$64

Six months ended June 30, 2022
Interest rate swaps	$—	$11,321	$—	$(1,120)	$(553)	$9,648
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(115)	(216)	144	(187)
Credit default swaps	31	—	—	110	—	141
TBAs	732	—	—	1,383	—	2,115
Total	$763	$11,321	$(115)	$157	$(409)	$11,717

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the six months ended June 30, 2023 and June 30, 2022, "Other, net" was an income of $243 thousand and a loss of $191 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income

(expense) on cash collateral for our repurchase agreements and derivatives, and miscellaneous fees and expenses on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $1.9 million and $2.1 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The decline in management fees reflects a reduction in the equity basis from which the management fee is calculated.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $579 thousand and $558 thousand for the six months ended June 30, 2023, and June 30, 2022, respectively. Other operating costs comprise bank fees, trustee fees and asset management/loan servicing fees for loans acquired serving released. Formerly, transaction and financing costs were included in this expense category.

Transaction costs

We incurred transaction costs of $2.6 million and $3.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The decrease in transaction costs was related to costs to securitize Arroyo 2022-1 and Arroyo 2022-2 (securitized in July 2022), in the first six months of 2022, which were higher than the transaction costs incurred in connection with our strategic review process in the first six months of 2023.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $5.1 million and $4.8 million for the six months ended June 30, 2023, and June 30, 2022, respectively. This increase is primarily attributable to an increase in compensation expense of $387 thousand for the six months ended June 30, 2023, as we did not experience the same employee turnover that we experienced during the six months ended June 30, 2022.

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

The table below reconciles Net Income (Loss) to Distributable Earnings for the three and six months ended June 30, 2023 and June 30, 2022:

(dollars in thousands)	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Net income (loss) attributable to common stockholders and participating securities	$(8,633)	$(22,387)	$(2,066)	$(48,240)
Income tax provision (benefit)	(12)	(46)	—	10
Net income (loss) before income taxes	(8,645)	(22,433)	(2,066)	(48,230)

Adjustments:
Investments:
Net unrealized (gain) loss on investments and securitized debt	6,854	(16,185)	(83,462)	22,718
Net realized loss on investments	1,099	45,582	83,917	36,869
One-time transaction costs	1,987	336	2,627	3,076

Derivative Instruments:
Net realized (gain) loss on derivatives	(184)	(6,513)	2,000	(12,053)
Net unrealized (gain) on derivatives	(54)	1,498	(57)	(157)

Other:
Realized loss on extinguishment of convertible senior unsecured notes	—	79	—	132
Amortization of discount on convertible senior unsecured notes	171	216	343	439
Non-cash stock-based compensation expense	100	70	200	235
Total adjustments	9,973	25,083	5,568	51,259
Distributable Earnings	$1,328	$2,650	$3,502	$3,029

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

(dollars in thousands)	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Net interest income	$4,010	$6,235	$8,365	$10,518
Interest income from IOs and IIOs accounted for as derivatives	10	12	21	29
Net interest income (expense) from interest rate swaps	766	(262)	1,986	(553)
Adjusted net interest income	4,786	5,985	10,372	9,994
Total expenses	(5,899)	(3,927)	(10,279)	(10,424)
Non-cash stock-based compensation	100	70	200	235
One-time transaction costs	1,987	336	2,627	3,076
Amortization of discount on convertible unsecured senior notes	171	216	343	439
Interest income on cash balances and other income (loss), net	186	(30)	243	(160)
Income attributable to non-controlling interest	(3)	—	(4)	(131)
Distributable Earnings	$1,328	$2,650	$3,502	$3,029

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

The table below is a reconciliation of the GAAP Book Value to Non-GAAP Economic Book Value (dollars in thousands - except per share data):

	$ Amount	Per Share
GAAP Book Value at June 30, 2023	$88,713	$14.69

Adjustments to deconsolidate VIEs and reflect the Company's interest in the securities owned
Deconsolidation of VIEs assets	(2,075,179)	(343.68)
Deconsolidation of VIEs liabilities	1,952,893	323.43
Interest in securities of VIEs owned, at fair value	145,554	24.11
Economic Book Value at June 30, 2023	$111,981	$18.54

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

The following tables set forth certain information regarding our non-GAAP adjusted net investment income and net interest margin which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and excludes the interest expense for third-party consolidated VIEs for the three and six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

Three Months Ended June 30, 2023	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$926	$13	5.63%
Non-Agency CMBS	86,391	1,959	9.10%
Non-Agency RMBS	30,354	425	5.62%
Residential Whole Loans	1,152,246	12,995	4.52%
Residential Bridge Loans	3,091	—	—%
Commercial Loans	80,357	1,832	9.14%
Securitized Commercial Loan	1,308,695	22,451	6.88%
Other securities	21,894	557	10.20%
Total investments	2,683,954	40,232	6.01%
Adjustments:
Securitized Commercial Loan from consolidated VIE	(1,308,695)	(22,451)	6.88%
Investments in consolidated VIE eliminated in consolidation	14,255	223	6.27%
Adjusted total investments	$1,389,514	$18,004	5.20%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$140,422	$2,923	8.35%
Convertible senior unsecured notes, net	84,204	1,865	8.88%
Securitized debt	2,278,207	31,424	5.53%
Interest rate swaps	n/a	(766)	(0.12)%
Total borrowings	2,502,833	35,446	5.68%
Adjustments:
Securitized debt from consolidated VIE(3)	(1,289,449)	(21,601)	6.72%
Adjusted total borrowings	$1,213,384	$13,845	4.58%

Adjusted net investment income and net interest margin		$4,159	1.20%
(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CSMC USA.

Three Months Ended June 30, 2022	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$946	$15	6.36%
Non-Agency CMBS	151,288	2,530	6.71%
Non-Agency RMBS	54,816	661	4.84%
Residential whole loans	1,199,076	12,082	4.04%
Residential bridge loans	5,682	16	1.13%
Commercial Loans	192,154	1,260	2.63%
Securitized Commercial Loan	1,281,594	21,986	6.88%
Other securities	45,467	1,039	9.17%
Total investments	2,931,023	39,589	5.42%
Adjustments:
Securitized Commercial Loan from consolidated VIE	(1,281,594)	(21,986)	6.88%
Investments in consolidated VIE eliminated in consolidation	14,022	220	6.29%
Adjusted total investments	$1,663,451	$17,823	4.30%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$506,601	$3,659	2.90%
Convertible senior unsecured notes, net	115,785	2,500	8.66%
Securitized debt	2,047,853	27,183	5.32%
Interest rate swaps	n/a	262	0.04%
Total borrowings	2,670,239	33,604	5.05%
Adjustments:
Securitized debt from consolidated VIE(3)	(1,264,922)	(20,979)	6.65%
Adjusted total borrowings	$1,405,317	$12,625	3.60%

Adjusted net investment income and net interest margin		$5,198	1.25%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CSMC USA.

Six months ended June 30, 2023	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$921	$27	5.91%
Non-Agency CMBS	91,184	4,232	9.36%
Non-Agency RMBS	30,560	859	5.67%
Residential whole loans	1,166,672	26,293	4.54%
Residential bridge loans	3,104	24	1.56%
Commercial Loans	80,422	3,589	9.00%
Securitized Commercial Loan	1,301,539	44,781	6.94%
Other securities	26,252	1,295	9.95%
Total investments	2,700,654	81,100	6.06%
Adjustments:
Securitized Commercial Loan from consolidated VIE	(1,301,539)	(44,781)	6.94%
Investments in consolidated VIE eliminated in consolidation	14,196	446	6.34%
Adjusted total investments	$1,413,311	$36,765	5.25%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$171,109	$6,055	7.14%
Convertible senior unsecured notes, net	84,000	3,730	8.95%
Securitized debt	2,288,810	62,929	5.54%
Interest rate swaps	n/a	(1,986)	(0.16)%
Total borrowings	2,543,919	70,728	5.61%
Adjustments:
Securitized debt from consolidated VIE(3)	(1,286,225)	(43,037)	6.75%
Adjusted total borrowings	$1,257,694	$27,691	4.44%

Adjusted net investment income and net interest margin		$9,074	1.29%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CSMC USA.

Six months ended June 30, 2022	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,022	$36	7.10%
Non-Agency CMBS	158,860	5,100	6.47%
Non-Agency RMBS	47,664	1,191	5.04%
Residential whole loans	1,126,074	20,828	3.73%
Residential bridge loans	5,740	36	1.26%
Commercial Loans	192,155	2,506	2.63%
Securitized Commercial Loan	1,274,895	43,858	6.94%
Other securities	46,665	1,693	7.32%
Total investments	2,853,075	75,248	5.32%
Adjustments:
Securitized Commercial Loan from consolidated VIE	(1,274,895)	(43,858)	6.94%
Investments in consolidated VIE eliminated in consolidation	13,966	439	6.34%
Adjusted total investments	$1,592,146	$31,829	4.03%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$472,721	$6,101	2.60%
Convertible senior unsecured notes, net	117,046	5,097	8.78%
Securitized debt	2,019,682	53,503	5.34%
Interest rate swaps	—	553	0.04%
Total borrowings	2,609,449	65,254	5.04%
Adjustments:
Securitized debt from consolidated VIE(3)	(1,262,035)	(41,808)	6.68%
Adjusted total borrowings	$1,347,414	$23,446	3.51%

Adjusted net investment income and net interest margin		$8,383	1.06%
(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CSMC USA.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and six months ended June 30, 2023 and June 30, 2022:

(dollars in thousands)	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Coupon interest income:
Agency RMBS	$—	$5	$—	$13
Non-Agency CMBS	1,621	2,129	3,577	5,101
Non-Agency RMBS	615	813	1,204	1,358
Residential Whole Loans	13,731	13,860	27,750	25,143
Residential Bridge Loans	—	16	24	36
Commercial Loans	1,820	1,260	3,523	2,506
Securitized Commercial Loan	15,340	15,340	30,513	30,513
Other securities	656	767	1,496	1,655
Subtotal coupon interest	33,783	34,190	68,087	66,325
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	3	(2)	6	(6)
Non-Agency CMBS	338	401	655	(1)
Non-Agency RMBS	(190)	(152)	(345)	(167)
Residential Whole Loans	(736)	(1,778)	(1,457)	(4,315)
Residential Bridge Loans	—	—	—	—
Commercial Loans	12	—	66	—
Securitized Commercial Loan	7,111	6,646	14,268	13,345
Other securities	(99)	272	(201)	38
Subtotal accretion and amortization	6,439	5,387	12,992	8,894
Interest income	$40,222	$39,577	$81,079	$75,219
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$14	$55	$23	$144
Amortization of basis	(4)	(43)	(2)	(115)
Subtotal	10	12	21	29
Total adjusted interest income	$40,232	$39,589	$81,100	$75,248

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and six months ended June 30, 2023 and June 30, 2022:

	Three months ended June 30, 2023		Three months ended June 30, 2022		Six months ended June 30, 2023		Six months ended June 30, 2022
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$36,212	5.80%	$33,342	5.01%	$72,714	5.76%	$64,701	5.00%
Adjustments:
Interest expense on Securitized debt from consolidated VIE	(21,601)	(6.72)%	(20,979)	(6.65)%	(43,037)	(6.75)%	(41,808)	(6.68)%
Net interest (received) paid - interest rate swaps	(766)	(0.12)%	262	0.04%	(1,986)	(0.16)%	553	0.04%
Effective Cost of Funds	$13,845	4.58%	$12,625	3.60%	$27,691	4.44%	$23,446	3.51%
Weighted average borrowings	$1,213,384		$1,405,317		$1,257,694		$1,347,414

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

We believe we have sufficient liquidity and capital resources available, for at least the next 12 months, to fund our operations, meet our financial obligations, purchase our target assets, and make dividend payments to maintain our REIT qualifications. As of June 30, 2023, we had $17.4 million in cash and cash equivalents. Our other sources of liquidity include unencumbered investments and unused borrowing capacity in certain borrowing facilities since the amount borrowed is less than the maximum advance rate.
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Generated from and used in Operations
For the six months ended June 30, 2023, net cash provided by operating activities was approximately $630 thousand. This was primarily attributable to interest received on investments held by the Company as interest rates continued to rise. For the six months ended June 30, 2022, net cash provided by operating activities was approximately $8.5 million. This was primarily attributable to margin settlements of interest rate swaps and the net interest income on our investments, less operating expenses, and general and administrative expenses.

Cash Provided by and Used in Investing Activities

For the six months ended June 30, 2023, net cash provided by investing activities was approximately $97.9 million. This was primarily attributable to the maturity of a CMBS bond held by the REIT, plus principal payments made on our outstanding loans and MBS securities, supplemented by cash received from the sales of the CRE 3 loan and Other Securities. For the six months ended June 30, 2022, net cash used in investing activities was approximately $179.3 million. This was primarily attributable to purchases of Non-Agency RMBS and Residential Whole Loans during the period, which was partially offset by receipts of principal payments and payoffs on our investments and the sale of an REO hotel.

Cash Provided by and Used in Financing

For the six months ended June 30, 2023, net cash used in financing activities was approximately $99.4 million. This was primarily attributable to repayments on repurchase agreement borrowings, coupled with repayments on securitized debt. For the six months ended June 30, 2022, net cash provided by financing activities was approximately $146.5 million. This was attributable to the Arroyo Trust 2022-1 securitization, which was partially offset by a net decrease in repurchase agreement borrowings, paydowns in our securitized debt, and extinguishment of convertible senior unsecured notes.
Repurchase Agreements
As of June 30, 2023, we had borrowings under four of our master repurchase agreements of approximately $147.9 million. The following tables present our repurchase agreement borrowings by type of collateral pledged, as of June 30, 2023 and June 30, 2022, and the respective effective cost of funds (Non-GAAP financial measure) for the three and six months ended June 30, 2023 and June 30, 2022, respectively (dollars in thousands). See “Non-GAAP Financial Measures” for more information:

	June 30, 2023			Three months ended June 30, 2023		Six months ended June 30, 2023
Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$274	$278	5.84%	5.79%	5.79%	5.72%	5.72%	25.00%
Non-Agency CMBS, at fair value(2)	36,720	56,222	7.61%	7.27%	7.27%	6.77%	6.77%	37.03%
Non-Agency RMBS, at fair value	49,572	83,811	8.05%	8.01%	8.01%	6.96%	6.96%	52.81%
Residential Whole Loans, at fair value(3)(4)	4,401	5,632	7.32%	7.02%	7.02%	6.19%	6.19%	43.00%
Commercial Loans, at fair value(3)	48,032	66,059	7.32%	10.74%	10.74%	7.99%	7.99%	28.23%
Other securities, at fair value	8,861	15,375	7.94%	7.33%	7.33%	6.87%	6.87%	42.72%
Interest rate swaps	n/a	n/a	n/a	—	(2.19)%	n/a	(2.34)%	n/a
Total	$147,860	$227,377	7.67%	8.35%	6.16%	7.14%	4.80%	39.96%

(1)The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps of approximately $766 thousand and $2.0 million received for the three and six months ended June 30, 2023. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See “Non-GAAP Financial Measures.”
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(3)Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans, and Commercial Loans owned through trust certificates. The trust certificates are eliminated upon consolidation.
(4)Value of collateral pledged includes one REO property with a carrying value of $2.3 million at June 30, 2023.

	June 30, 2022			Three months ended June 30, 2022		Six months ended June 30, 2022
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged(3)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$329	$264	1.82%	2.37%	2.37%	1.36%	1.36%	25.00%
Non-Agency CMBS, at fair value(2)	55,155	94,809	2.28%	2.25%	2.25%	1.97%	1.97%	40.00%
Non-Agency RMBS, at fair value	53,571	63,469	2.96%	2.73%	2.73%	2.63%	2.63%	39.16%
Residential Whole Loans, at fair value(3)	345,660	402,870	3.61%	3.06%	3.06%	2.76%	2.76%	10.00%
Residential Bridge Loans(3)	4,166	5,095	4.13%	3.30%	3.30%	2.98%	2.98%	20.00%
Commercial Loans, at fair value(3)	70,121	101,487	2.83%	3.06%	3.06%	2.80%	2.80%	29.73%
Other securities, at fair value	26,074	40,534	2.43%	2.45%	2.45%	2.14%	2.14%	37.04%
Interest rate swaps	n/a	n/a	n/a	n/a	0.21%	n/a	0.24%	n/a
Total	$555,076	$708,528	3.27%	2.90%	3.10%	2.60%	2.84%	19.66%

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

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2023 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$147,860	$—	$—	$—	$147,860
Contractual interest on repurchase agreements	6,003	—	—	—	6,003
Convertible senior unsecured notes	—	86,250	—	—	86,250
Contractual interest on convertible senior unsecured notes	5,822	2,911	—	—	8,733
Securitized debt(2)	—	1,370,692	—	986,781	2,357,473
Contractual interest on securitized debt	91,838	141,580	71,418	967,616	1,272,452
Total	$251,523	$1,601,433	$71,418	$1,954,397	$3,878,771

(1)The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
(2)The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $2.5 billion. Assumes entire outstanding principal balance at June 30, 2023 is paid at maturity.

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

As of June 30, 2023, four of the counterparties with which we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity. Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at June 30, 2023, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(39.16)%	(1.39)%
+0.50%	(19.60)%	(0.70)%
-0.50%	19.61%	0.72%
-1.00%	39.31%	1.46%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2023. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  During the three months ended June 30, 2023, the Company was not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS
     Other than as set forth below, there were no material changes during the period covered by this report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 13, 2023. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Merger

The failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results and cash flows.

On August 8, 2023, we entered into an Agreement and Plan of Merger (the “MITT Merger Agreement”) with AG Mortgage Investment Trust, Inc., a Maryland corporation (“MITT”), AGMIT Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of MITT (“Merger Sub”), the Company, and, solely for the purposes of Section 3.3(a), Section 3.3(i), Article V, Section 6.13, Section 7.2, Section 7.3 and Article IX therein, AG REIT Management, LLC, a Delaware limited liability company (“MITT Manager”), pursuant to which the Company will merge with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of MITT (the “Merger”). Pursuant to the MITT Merger Agreement, each share of the common stock, par value $0.01 per share, of the Company outstanding at the effective time of the Merger (the “Effective Time”) will be converted into the right to receive (i) shares of the common stock, par value $0.01 per share, of MITT (“MITT Common Stock”) pursuant to a fixed exchange ratio of 1.5 shares of MITT Common Stock per share (subject to adjustment for transaction expenses) and (ii) the per share portion of a cash payment from the MITT Manager equal to the lesser of $7 million or approximately 9.9% of the aggregate per share merger consideration (prongs (i) and (ii), the “Merger Consideration”) (any difference between $7 million and the 9.9% cap would be used to benefit the combined company post-closing by offsetting reimbursable expenses that would otherwise be payable to the MITT Manager).

Completion of the Merger is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the approval of our stockholders. The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the closing conditions set forth in the MITT Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In addition, developments beyond our control, including but not limited to changes in domestic or global economic conditions, may affect the timing or success of the Merger. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any consideration for their shares of common stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our common stock will continue to own their shares of common stock.

If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, in the event the Merger is not consummated, under circumstances specified in the MITT Merger Agreement, we may be required to pay a termination fee of $3.0 million, a failure to complete the Merger may result in negative publicity, negative impressions of us in the financial markets and investment community and negative responses from employees, partners and other third parties. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, partners and other third parties, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

The MITT Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.

Under the MITT Merger Agreement, we are generally not permitted to solicit or discuss takeover proposals with third parties, subject to certain exceptions. Further, subject to limited exceptions, the MITT Merger Agreement contains restrictions on our ability to pursue other alternatives to the Merger and, in specified circumstances, could require us to pay MITT a termination fee of $3.0 million. Such restrictions may discourage or deter a third party that may be willing to pay more than MITT for our common stock from considering or proposing an alternative transaction with us. Notwithstanding the foregoing, in no event will the termination fee be paid to MITT more than once.

We may be subject to litigation challenging the Merger.

Any litigation challenging the Merger may require significant management time and attention and significant legal expenses and may result in unfavorable outcomes, which could delay or prevent the Merger from being completed or have a material adverse effect on our business, financial condition, results of operations and cash flows.

The completion of the transaction contemplated by the MITT Merger Agreement may trigger change in control or other similar provisions in certain agreements to which we are a party.

If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.

We will incur substantial transaction fees and costs in connection with the Merger.

We expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. A material portion of these expenses are payable by us whether or not the Merger is completed. Further, while we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.

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

2.1*
Agreement and Plan of Merger, dated as of June 27, 2023, by and among Western Asset Mortgage Capital Corporation, Maverick Merger Sub, LLC, and Terra Property Trust, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on June 28, 2023.**

2.2*
Agreement and Plan of Merger, dated as of August 8, 2023, by and among Western Asset Mortgage Capital Corporation, AG Mortgage Investment Trust, Inc., AGMIT Merger Sub, LLC and AG REIT Management, LLC, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on August 9, 2023).**

3.1*
Amended and restated certificate of incorporation of Western Asset Mortgage Capital Corporation, incorporated by reference to Exhibit 3.1 to Amendment No. 10 Form S-11 (Registration Statement No. 333-159962), filed May 8, 2012.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022; (iii) the Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2023 and 2022; (iv) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2023 and 2022; and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

Amended and restated certificate of incorporation of Western Asset Mortgage Capital Corporation, incorporated by reference to Exhibit 3.1 to Amendment No. 10 Form S-11 (Registration Statement No. 333-159962), filed May 8, 2012
__________________________________
*Fully or partly previously filed.

** The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ BONNIE M. WONGTRAKOOL

Bonnie M. Wongtrakool
Chief Executive Officer and Director (Principal Executive Officer)

August 9, 2023

By:	/s/ ROBERT W. LEHMAN

Robert W. Lehman
Chief Financial Officer

August 9, 2023