Form 10-Q
period 2023-09-30
Western Asset Mortgage Capital Corp
filed 2023-11-08
CIK 1465885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2023

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

As of November 8, 2023 there were 6,049,559 shares, par value $0.01, of the registrant’s common stock outstanding.

Part I
ITEM I. FINANCIAL STATEMENTS

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$24,608	$18,011
Restricted cash	—	248
Agency mortgage-backed securities, at fair value ($297 and $249 pledged as collateral, at fair value, respectively)	895	767
Non-Agency mortgage-backed securities, at fair value ($69,164 and $100,115 pledged as collateral, at fair value, respectively)	87,327	109,122
Other securities, at fair value ($15,645 and $27,262 pledged as collateral, at fair value, respectively)	16,867	27,262
Residential Whole Loans, at fair value ($986,978 and $1,089,914 pledged as collateral, at fair value, respectively)	986,978	1,091,145
Residential Bridge Loans, at fair value ($2,782 and none pledged as collateral, at fair value, respectively)	2,782	2,849
Securitized Commercial Loan, at fair value	1,012,650	1,085,103
Commercial Loans, at fair value ($66,202 and $66,864 pledged as collateral, at fair value, respectively)	78,701	90,002
Investment related receivable	8,648	5,960
Interest receivable	10,913	11,330
Due from counterparties	1,262	6,574
Derivative assets, at fair value	—	1
Other assets	4,145	4,860
Total Assets (1)	$2,235,776	$2,453,234

Liabilities and Equity:
Liabilities:
Repurchase agreements, net	$169,910	$193,117
Convertible senior unsecured notes, net	84,750	83,522
Securitized debt, net ($1,582,278 and $1,719,865 at fair value and $110,081 and $128,217 held by affiliates, respectively)	1,884,375	2,058,684
Interest payable (includes $615 and $655 on securitized debt held by affiliates, respectively)	8,638	12,794
Due to counterparties	103	300
Derivative liability, at fair value	845	61
Accounts payable and accrued expenses	6,021	3,201
Payable to affiliate	1,002	4,028
Dividend payable	2,117	2,415
Other liabilities	25	300
Total Liabilities(2)	2,157,786	2,358,422

Commitments and contingencies (Note 15)

Stockholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 6,049,559 and 6,038,012 outstanding, respectively	60	60
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares outstanding	—	—
Treasury stock, at cost, 57,981 and 57,981 shares held, respectively	(1,665)	(1,665)
Additional paid-in capital	919,646	919,238
Retained earnings (accumulated deficit)	(840,055)	(822,829)
Total Stockholders’ Equity	77,986	94,804
Non-controlling interest	4	8
Total Equity	77,990	94,812
Total Liabilities and Equity	$2,235,776	$2,453,234
 See notes to unaudited consolidated financial statements.
Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands — except share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
(1) Assets of consolidated VIEs included in the total assets above:
Restricted cash	$—	$248
Residential Whole Loans, at fair value ($986,978 and $1,089,914 pledged as collateral, at fair value, respectively)	986,978	1,091,145
Residential Bridge Loans, at fair value ($2,782 and none pledged as collateral, at fair value, respectively)	2,782	2,849
Securitized Commercial Loan, at fair value	1,012,650	1,085,103
Commercial Loans, at fair value	12,499	14,362
Investment related receivable	8,602	5,914
Interest receivable	9,731	10,182
Other assets	—	509
Total assets of consolidated VIEs	$2,033,242	$2,210,312

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Securitized debt, net ($1,582,278 and $1,719,865 at fair value and $110,081 and $128,217 held by affiliates, respectively)	$1,884,375	$2,058,684
Interest payable (includes $615 and $655 on securitized debt held by affiliates, respectively)	7,887	8,303
Accounts payable and accrued expenses	21	43
Other liabilities	—	248
Total liabilities of consolidated VIEs	$1,892,283	$2,067,278
See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)
(Unaudited)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Net Interest Income
Interest income	$40,138	$41,406	$121,217	$116,625
Interest expense (includes $3,265, $3,493, $9,848, and $10,412 on securitized debt held by affiliates, respectively)	36,976	35,707	109,690	100,408
Net Interest Income	3,162	5,699	11,527	16,217

Other Income (Loss)
Realized loss, net	(29)	(35)	(83,946)	(33,551)
Unrealized gain (loss), net	(7,362)	(43,582)	76,100	(66,300)
Gain on derivative instruments, net	1,157	4,882	1,221	16,599
Merger termination reimbursement	3,000	—	3,000	—
Other, net	181	(61)	424	(252)
Other Income	(3,053)	(38,796)	(3,201)	(83,504)

Expenses
Management fee to affiliate	974	850	2,908	2,952
Other operating expenses	353	343	932	901
Transaction costs	3,034	2,635	5,666	5,590
General and administrative expenses:
Compensation expense	607	515	1,622	1,143
Professional fees	344	1,626	3,309	4,434
Merger termination expense	3,000	—	3,000	—
Other general and administrative expenses	504	676	1,658	2,049
Total general and administrative expenses	4,455	2,817	9,589	7,626
Total Expenses	8,816	6,645	19,095	17,069

Loss before income taxes	(8,707)	(39,742)	(10,769)	(84,356)
Income tax provision	—	266	—	276
Net loss	(8,707)	(40,008)	(10,769)	(84,632)
Net income (loss) attributable to non-controlling interest	(2)	2	2	3,618
Net loss attributable to common stockholders and participating securities	$(8,705)	$(40,010)	$(10,771)	$(88,250)

Net loss per Common Share — Basic	$(1.45)	$(6.63)	$(1.80)	$(14.63)
Net loss per Common Share — Diluted	$(1.45)	$(6.63)	$(1.80)	$(14.63)

See notes to unaudited consolidated financial statements.

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands—except shares and share data)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at June 30, 2023	6,038,012	$60	$919,511	$(829,193)	$(1,665)	$88,713	$8	$88,721
Exchange of phantom stock to common stock	11,547	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	100	—	—	100	—	100
Net loss	—	—	—	(8,705)	—	(8,705)	(2)	(8,707)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock	—	—	35	(2,157)	—	(2,122)	—	(2,122)
Balance at September 30, 2023	6,049,559	$60	$919,646	$(840,055)	$(1,665)	$77,986	$4	$77,990

	Three Months Ended September 30, 2022
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Par
Balance at June 30, 2022	6,038,012	$60	$918,974	$(777,095)	$(1,665)	$140,274	$64	$140,338
Equity distribution	—	—	—	—	—	—	(49)	(49)
Vesting of restricted stock	—	—	100	—	—	100	—	100
Net income (loss)	—	—	—	(40,010)	—	(40,010)	2	(40,008)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock		—	32	(2,448)	—	(2,416)	—	(2,416)
Balance at September 30, 2022	6,038,012	60	$919,106	$(819,553)	$(1,665)	$97,948	$15	$97,963

See notes to unaudited consolidated financial statements.

	Nine Months Ended September 30, 2023
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares	Par						Total Equity
Balance at December 31, 2022	6,038,012	$60	$919,238	$(822,829)	$(1,665)	$94,804	$8	$94,812
Exchange of phantom stock to common stock	11,547	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	301	—	—	301	—	301
Net income (loss)	—	—	—	(10,771)	—	(10,771)	2	(10,769)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(6)	(6)
Dividends declared on common stock	—	—	107	(6,455)	—	(6,348)	—	(6,348)
Balance at September 30, 2023	6,049,559	$60	$919,646	$(840,055)	$(1,665)	$77,986	$4	$77,990

	Nine Months Ended September 30, 2022
	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Non-Controlling Interest
	Shares	Par						Total Equity
Balance at December 31, 2021	6,038,012	$60	$918,695	$(723,981)	$(1,665)	$193,109	$11,220	$204,329
Equity distribution	—	—	—	—	—	—	(14,817)	(14,817)
Vesting of restricted stock	—	—	335	—	—	335	—	335
Net income (loss)	—	—	—	(88,250)	—	(88,250)	3,618	(84,632)
Dividends declared on non-controlling interest	—	—	—	—	—	—	(6)	(6)
Dividends declared on common stock	—	—	76	(7,322)	—	(7,246)	—	(7,246)
Balance at September 30, 2022	6,038,012	$60	$919,106	$(819,553)	$(1,665)	$97,948	$15	$97,963

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Cash flows from operating activities:
Net loss	$(10,769)	$(84,632)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Premium amortization and (discount accretion), net	1,253	2,492
Interest income earned added to principal of investments	(129)	(79)
Amortization of deferred financing costs	1,842	1,938
Amortization of discount on convertible senior unsecured notes	515	648
Restricted stock amortization	301	335
Premium on purchase of Residential Whole Loans	—	(6,619)
Unrealized (gain) loss, net	(76,100)	66,300
Realized loss on extinguishment of convertible senior notes	—	134
Realized gain on sale of real estate owned ("REO")	—	(12,198)
Unrealized loss (gain) on derivative instruments, net	650	(3,793)
Realized loss on investments, net	83,918	45,615
Loss on derivatives, net	—	1,762
Loss on foreign currency transactions, net	—	1
Changes in operating assets and liabilities:
Interest receivable	417	499
Other assets	715	—
Interest payable	(4,156)	188
Accounts payable and accrued expenses	2,820	(953)
Payable to affiliate	(3,026)	1,428
Other liabilities	(29)	7
Net cash (used in) provided by operating activities	(1,778)	13,073

Cash flows from investing activities:
Purchase of securities	(15,714)	(39,952)
Proceeds from sale of securities	15,324	42,287
Proceeds from sale of REO	—	54,681
Principal repayments and basis recovered on securities	21,121	6,704
Purchase of Residential Whole Loans	—	(405,298)
Proceeds from sale of Residential Whole Loans	—	11,735
Principal repayments on Residential Whole Loans	83,413	206,660
Proceeds from sale of Commercial Loans	8,776	—
Principal repayments on Commercial Loans	1,962	20,593
Principal repayments on Residential Bridge Loans	1,369	366
Premium for credit default swaps, net	—	(347)
Net settlements of TBAs	—	2,051
Proceeds from sale of interest rate swaptions, net	—	312
Due from counterparties	—	460
Premium for interest rate swaptions, net	—	(473)
Net cash provided by (used in) investing activities	116,251	(100,221)

Cash flows from financing activities:
Payment of offering costs	—	(2)
Payments on extinguishment of convertible senior unsecured notes	—	(11,690)
Proceeds from repurchase agreement borrowings	1,287,837	3,164,451
Repayments of repurchase agreement borrowings	(1,310,136)	(3,562,699)
Proceeds from securitized debt	—	742,432
Repayments of securitized debt	(83,042)	(207,799)

Western Asset Mortgage Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (in thousands)
(Unaudited)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Payments made for deferred financing costs	(1,000)	—
Due from counterparties, net	5,312	890
Due to counterparties, net	(197)	—
Decrease in other liabilities	(248)	(9)
Equity distributions to non-controlling interest	—	(14,817)
Dividends paid on common stock	(6,646)	(8,454)
Dividends paid to non-controlling interest	(4)	(4)
Net cash (used in) provided by financing activities	(108,124)	102,299

Effect of exchange rate changes on cash and cash equivalents	—	(1)

Net increase in cash, cash equivalents and restricted cash	6,349	15,150
Cash, cash equivalents and restricted cash, beginning of period	18,259	40,453
Cash, cash equivalents and restricted cash, end of period	$24,608	$55,603

Supplemental disclosure of operating cash flow information:
Interest paid	$90,765	$79,700
Income taxes paid	$24	$50
Supplemental disclosure of non-cash financing/investing activities:
Dividends and distributions declared, not paid	$2,117	$2,415
Dividends to non-controlling interest, not paid	$2	$2
Principal payments of Residential Whole Loans, not settled	$8,602	$8,674
Principal payments of Residential Bridge Loans, not settled	$—	$46

Reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$24,608	$55,352
Restricted cash	—	251
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$24,608	$55,603
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

Pursuant to, and subject to the terms and conditions set forth in, the MITT Merger Agreement, each outstanding share of the Company’s common stock would be converted into the right to receive (i) 1.498 shares of MITT common stock and (ii) the per share portion of a cash payment from the MITT Manager equal to the lesser of $7 million or approximately 9.9% of the aggregate per share merger consideration (any difference between $7 million and such lower amount would be used to benefit the combined company post closing by offsetting reimbursable expenses that would otherwise be payable to the MITT Manager). Additionally, the MITT Manager, which would be the manager of the combined company, would waive $2.4 million of management fees in the first year post-closing. Cash will be paid in lieu of fractional shares of MITT common stock that would have been received as a result of the Merger.

On November 7, 2023, the Company adjourned its special meeting of stockholders until December 5, 2023, at 9:00 a.m. Pacific Time, due to a lack of quorum and to allow further solicitation of proxies from the Company’s common stockholders for the approval of the merger at the special meeting.

At a special meeting of MITT stockholders held on November 7, 2023, MITT stockholders approved the issuance of
MITT’s common stock to be issued in connection with the proposed Merger.

The transaction has been approved by the Board of Directors of the Company and is subject to customary closing conditions. The transaction is expected to close during the fourth quarter of 2023.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. For all periods presented, all per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split, which was effected on July 11, 2022. The results of operations for the period ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any future period. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 13, 2023.

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
December 31, 2024
With additional time granted to apply the relief in Topic 848 extended through December 31, 2024, Management monitored if any legacy LIBOR reference rate contracts remained outstanding as of September 30, 2023 in the investment portfolio, as either they they terminated prior to the June 30, 2023 LIBOR cessation date, or the Company elected to use the practical expedients per Topic 848 to account for modifications to contracts prospectively within the scope of Topics 310, Receivables, and 470, Debt, as a continuation of the existing contracts. The Company adjusted the effective interest rate of all contracts, hedging relationships, and other transactions that reference LIBOR to revised reference rates and spreads as they occured. The variable-rate and floating-rate note sectors have primarily transitioned away from LIBOR as the market has already adapted to the secured overnight financing rate (SOFR), as the primary index used by issuers. As of September 30, 2023, the Company has fully transitioned away from any contracts, hedging relationships, or other transactions that reference LIBOR, which did not have a material impact on its financial statements and disclosures.

Note 3 — Fair Value of Financial Instruments

The following tables present the Company’s financial instruments carried at fair value as of September 30, 2023 and December 31, 2022, based upon the valuation hierarchy (dollars in thousands):

	September 30, 2023
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-only strips	$—	$—	$61	$61
Agency RMBS Interest-only strips accounted for as derivatives, included in MBS	—	—	834	834
Subtotal Agency MBS	—	—	895	895

Non-Agency CMBS	—	54,206	—	54,206
Non-Agency RMBS	—	31,872	—	31,872
Non-Agency RMBS Interest-only strips	—	—	1,249	1,249
Subtotal Non-Agency MBS	—	86,078	1,249	87,327

Other securities	—	16,867	—	16,867
Total mortgage-backed securities and other securities	—	102,945	2,144	105,089

Residential Whole Loans	—	—	986,978	986,978
Residential Bridge Loans	—	—	2,782	2,782
Securitized Commercial Loans	—	—	1,012,650	1,012,650
Commercial Loans	—	—	78,701	78,701
Total Assets	$—	$102,945	$2,083,255	$2,186,200

Liabilities
Derivative liabilities	$—	$845	$—	$845
Securitized debt	—	1,576,499	5,779	1,582,278
Total Liabilities	$—	$1,577,344	$5,779	$1,583,123

	December 31, 2022
	Fair Value
	Level I	Level II	Level III	Total
Assets
Agency RMBS Interest-only strips	$—	$—	$53	$53
Agency RMBS Interest-only strips accounted for as derivatives, included in MBS	—	—	714	714
Subtotal Agency MBS	—	—	767	767

Non-Agency CMBS	—	85,435	—	85,435
Non-Agency RMBS	—	22,483	—	22,483
Non-Agency RMBS Interest-only strips	—	—	1,204	1,204
Subtotal Non-Agency MBS	—	107,918	1,204	109,122

Other securities	—	27,262	—	27,262
Total mortgage-backed securities and other securities	—	135,180	1,971	137,151

Residential Whole Loans	—	—	1,091,145	1,091,145
Residential Bridge Loans	—	—	2,849	2,849
Securitized Commercial Loan	—	—	1,085,103	1,085,103
Commercial Loans	—	—	90,002	90,002
Derivative assets	—	1	—	1
Total Assets	$—	$135,181	$2,271,070	$2,406,251

Liabilities
Derivative liabilities	$—	$61	$—	$61
Securitized debt	—	1,710,938	8,927	1,719,865
Total Liabilities	$—	$1,710,999	$8,927	$1,719,926

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

Derivatives

Values for the Company's derivatives are based upon prices from third party pricing services, whose pricing is subject to review by the Manager’s pricing committee. In valuing its over-the-counter interest rate derivatives, such as swaps and swaptions, its currency derivatives, such as swaps, forwards, and credit derivatives such as total return swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. No credit valuation adjustment was made in determining the fair value of interest rate derivatives and/or futures contracts for the periods ended September 30, 2023 and December 31, 2022. See Note 8, "Derivative Instruments" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

The following tables present a summary of the available quantitative information about the significant unobservable inputs used in the fair value measurement of financial instruments for which the Company has utilized Level III inputs to determine fair value as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value at			Range
	September 30, 2023	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average

Residential Whole Loans	$986,978	Discounted Cash Flow	Market Discount Rate	6.4%	8.4%	6.8%
			Weighted Average Life	1.4	10.5	6.4
Residential Bridge Loans	$2,782	Discounted Cash Flow	Market Discount Rate	12.2%	20.0%	15.1%
			Weighted Average Life	1.3	5.2	3.4
Securitized Commercial Loan	$1,012,650	Market Comparables, Vendor Pricing	Weighted Average Life	2	2	2
Commercial Loans	$78,701	Discounted Cash Flow	Market Discount Rate	9.2%	11.5%	10.5%
			Weighted Average Life	0	1.6	1.37

	Fair Value at			Range
	December 31, 2022	Valuation Technique	Unobservable Input	Minimum	Maximum		Weighted Average

Residential Whole Loans	$1,091,145	Discounted Cash Flow	Market Discount Rate	6.0%	8.4%		6.8%
			Weighted Average Life	1.4	10.4		5.4
Residential Bridge Loans	$2,849	Discounted Cash Flow	Market Discount Rate	12.9%	35.7%	(1)	22.4%
			Weighted Average Life	0.4	4.1		2.0
Securitized Commercial Loan	$1,085,103	Market Comparables, Vendor Pricing	Weighted Average Life	2.7	2.7		2.7
Commercial Loans	$90,002	Discounted Cash Flow	Market Discount Rate	8.4%	9.6%		9.2%
			Weighted Average Life	0.3	2.4		1.2

The following tables present additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

	Three months ended September 30, 2023
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized Commercial Loan	Securitized debt
Beginning balance	$838	$1,608	$1,037,381	$2,782	$78,806	$1,025,321	$6,932
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—
Loan modifications / capitalized interest	—	—	87	—	—	—	—
Principal repayments	—	—	(28,604)	—	(281)	—	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	(29)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	67	(251)	(21,131)	—	143	(19,735)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	66
Premium and discount amortization, net	(10)	(108)	(726)	—	33	7,064	(1,219)
Ending balance	$895	$1,249	$986,978	$2,782	$78,701	$1,012,650	$5,779

Unrealized gains/(losses), net on assets held at the end of the period(1)	$67	$(251)	$(22,085)	$—	$143	$(19,735)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$(66)

	Three months ended September 30, 2022
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized Commercial Loan	Securitized debt
Beginning balance	$785	$1,181	$1,195,853	$5,095	$128,421	$1,243,371	$14,919
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—
Sales and settlements	—	—	(11,735)	—	—	—	—
Loan modifications / capitalized interest	—	—	4	—	—	—	—
Principal repayments	—	—	(37,036)	—	(20,588)	—	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	(33)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(63)	88	(46,545)	25	(17,730)	(78,046)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	(3,863)
Premium and discount amortization, net	(2)	(96)	(883)	—	—	6,589	(1,170)
Ending balance	$720	$1,173	$1,099,625	$5,120	$90,103	$1,171,914	$9,886

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(63)	$88	$(35,855)	$25	$(17,730)	$(78,046)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$3,863

	Nine months ended September 30, 2023
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$767	$1,204	$1,091,145	$2,849	$90,002	$1,085,103	$8,927
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	—	—	—	—	—	—
Sales and settlements	—	—	—	—	(8,776)	—	—
Loan modifications / capitalized interest	—	—	129	—	—	—	—
Principal repayments	—	—	(87,397)	(74)	(1,961)	—	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	(29)	—	(81,223)	—	—
Unrealized gains/(losses), net on assets(1)	134	361	(14,593)	7	80,560	(93,785)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	(35)
Premium and discount amortization, net	(6)	(316)	(2,277)	—	99	21,332	(3,113)
Ending balance	$895	$1,249	$986,978	$2,782	$78,701	$1,012,650	$5,779

Unrealized gains/(losses), net on assets held at the end of the period(1)	$134	$361	$(18,171)	$—	$(662)	$(93,785)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$35

	Nine months ended September 30, 2022
$ in thousands	Agency MBS	Non-Agency MBS	Residential Whole Loans	Residential Bridge Loans	Commercial Loans	Securitized commercial loan	Securitized debt
Beginning balance	$1,172	$7,845	$1,023,502	$5,428	$130,572	$1,355,808	$14,919
Transfers into Level III from Level II	—	—	—	—	—	—	—
Transfers from Level III into Level II	—	(5,437)	—	—	—	—	—
Purchases	—	—	402,650	—	—	—	—
Sales and settlements	—	—	(11,362)	—	—	—	—
Loan modifications / capitalized interest	—	—	79	—	—	—	—
Principal repayments	—	—	(184,683)	(250)	(20,593)	—	—
Total net gains / losses included in net income
Realized gains/(losses), net on assets	—	—	(32)	—	—	—	—
Unrealized gains/(losses), net on assets(1)	(329)	(998)	(125,943)	(58)	(19,876)	(203,828)	—
Unrealized (gains)/losses, net on liabilities(2)	—	—	—	—	—	—	(2,064)
Premium and discount amortization, net	(123)	(237)	(4,586)	—	—	19,934	(2,969)
Ending balance	$720	$1,173	$1,099,625	$5,120	$90,103	$1,171,914	$9,886

Unrealized gains/(losses), net on assets held at the end of the period(1)	$(329)	$(644)	$(107,944)	$17	$(19,884)	$(203,828)	$—
Unrealized gains/(losses), net on liabilities held at the end of the period(2)	$—	$—	$—	$—	$—	$—	$2,064

(1)Gains and losses are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.
(2)Gains and losses on securitized debt are included in "Unrealized gain (loss), net" in the Consolidated Statements of Operations.

Transfers into the Level III category of the fair value hierarchy occur due to the above segmented classes of investments exhibiting indications of reduced levels of market transparency, including changes in observable transactions or executable quotes involving these investments or similar classes of investments. Changes in these indications could impact price transparency, and thereby cause a change in level designations. The Company did not have transfers between either Level I and Level II or Level I and Level III for the three and nine months ended September 30, 2023 and September 30, 2022.

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

The following table presents the carrying value and estimated fair value of the Company’s convertible senior unsecured notes and securitized debt that are not carried at fair value as of September 30, 2023 and December 31, 2022 in the consolidated financial statements (dollars in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible senior unsecured notes	$84,750	$83,367	$83,522	$74,712
Securitized debt(1)	305,205	273,799	342,965	309,474
Total	$389,955	$357,166	$426,487	$384,186

(1) Carrying value excludes $3.1 million and $4.1 million of deferred financing costs as of September 30, 2023 and December 31, 2022, respectively.
"Due from counterparties" and "Due to counterparties" in the Company’s Consolidated Balance Sheets are reflected at cost which approximates fair value.

Note 4 – Mortgage-Backed Securities and Other Securities

The following tables present certain information about the Company’s investment portfolio at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon
Agency RMBS Interest-Only Strips(1)(2)	N/A	N/A	$68	$—	$(7)	$61	—%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	834	1.3%
Total Agency MBS	—	—	68	—	(7)	895	1.1%

Non-Agency RMBS	50,507	(14,670)	35,837	572	(4,537)	31,872	4.9%
Non-Agency RMBS Interest- Only Strips(1)	N/A	N/A	4,888	—	(3,639)	1,249	0.3%
Subtotal Non-Agency RMBS	50,507	(14,670)	40,725	572	(8,176)	33,121	1.6%
Non-Agency CMBS	88,559	(1,746)	86,813	65	(32,672)	54,206	8.0%
Total Non-Agency MBS	139,066	(16,416)	127,538	637	(40,848)	87,327	3.7%

Other securities(3)	25,613	(7,941)	18,740	813	(2,686)	16,867	7.1%
Total	$164,679	$(24,357)	$146,346	$1,450	$(43,541)	$105,089	3.8%

	December 31, 2022
	Principal Balance	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Net Weighted Average Coupon(4)
Agency RMBS Interest-Only Strips(1)	N/A	N/A	$58	$—	$(5)	$53	—%
Agency RMBS Interest-Only Strips, accounted for as derivatives(1)(2)	N/A	N/A	N/A	N/A	N/A	714	0.1%
Total Agency MBS	—	—	58	—	(5)	767	0.1%

Non-Agency RMBS	39,873	(14,423)	25,450	928	(3,895)	22,483	4.2%
Non-Agency RMBS Interest-Only Strips(1)	N/A	N/A	5,204	—	(4,000)	1,204	0.3%
Subtotal Non-Agency RMBS	39,873	(14,423)	30,654	928	(7,895)	23,687	1.1%
Non-Agency CMBS	109,266	(2,763)	106,503	636	(21,704)	85,435	8.1%
Total Non-Agency MBS	149,139	(17,186)	137,157	1,564	(29,599)	109,122	3.8%

Other securities(3)	34,691	(8,581)	31,112	543	(4,393)	27,262	7.2%
Total	$183,830	$(25,767)	$168,327	$2,107	$(33,997)	$137,151	3.9%

(1)    IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on interest-only class of securities. At September 30, 2023, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs, and IIO and Agency RMBS IOs and IIOs, accounted for as derivatives was $2.2 million, $132.0 million, and $12.2 million, respectively. At December 31, 2022, the notional balance for Agency RMBS IOs and IIOs, Non-Agency RMBS IOs and IIOs, and Agency RMBS IOs and IIOs, accounted for as derivatives was $2.4 million, $143.2 million, and $13.1 million, respectively.
(2)     Interest on these securities is reported as a component of "Gain on derivative instruments, net" in the Consolidated Statements of Operations.
(3)     Other securities include residual interests in ABS which have no principal balance and an amortized cost of approximately $1.1 million and $5.0 million, as of September 30, 2023 and December 31, 2022, respectively.
(4)     The calculation of the weighted average coupon rate includes the weighted average coupon rates of IOs and IIOs accounted for as derivatives using their notional amounts.

As of September 30, 2023 and December 31, 2022, the weighted average expected remaining term of the MBS and other securities investment portfolio was 7.8 years and 6.7 years, respectively.

The following tables present the fair value and contractual maturities of the Company’s investment securities at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$61	$—	$—	$61
Agency RMBS Interest-Only Strips accounted for as derivatives	—	834	—	—	834
Subtotal Agency	—	895	—	—	895

Non-Agency CMBS	37,134	7,418	9,654	—	54,206
Non-Agency RMBS	—	—	7,912	23,960	31,872
Non-Agency RMBS Interest-Only Strips	—	—	188	1,061	1,249
Subtotal Non-Agency	37,134	7,418	17,754	25,021	87,327

Other securities	3,006	—	7,117	6,744	16,867
Total	$40,140	$8,313	$24,871	$31,765	$105,089

	December 31, 2022
	< or equal to 10 years	> 10 years and < or equal to 20 years	> 20 years and < or equal to 30 years	> 30 years	Total
Agency RMBS Interest-Only Strips	$—	$53	$—	$—	$53
Agency RMBS Interest-Only Strips accounted for as derivatives	—	714	—	—	714
Subtotal Agency	—	767	—	—	767

Non-Agency CMBS	64,484	10,469	10,482	—	85,435
Non-Agency RMBS	—	—	8,667	13,816	22,483
Non-Agency RMBS Interest-Only Strips	—	—	230	974	1,204
Subtotal Non-Agency	64,484	10,469	19,379	14,790	109,122

Other securities	6,735	—	13,020	7,507	27,262
Total	$71,219	$11,236	$32,399	$22,297	$137,151

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS and other securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$61	$(7)	1	$—	$—	—	$61	$(7)	1
Subtotal Agency	61	(7)	1	—	—	—	61	(7)	1

Non-Agency CMBS	7,188	(1,898)	1	46,953	(30,774)	9	54,141	(32,672)	10
Non-Agency RMBS	15,661	(519)	2	9,706	(4,018)	6	25,367	(4,537)	8
Non-Agency RMBS Interest-Only Strips	—	—	—	1,249	(3,639)	4	1,249	(3,639)	4
Subtotal Non-Agency	22,849	(2,417)	3	57,908	(38,431)	19	80,757	(40,848)	22

Other securities	—	—	—	5,521	(2,686)	1	5,521	(2,686)	1
Total	$22,910	$(2,424)	4	$63,429	$(41,117)	20	$86,339	$(43,541)	24

	December 31, 2022
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS Interest-Only Strips	$52	$(5)	1	$—	$—	—	$52	$(5)	1
Subtotal Agency	52	(5)	1	—	—	—	52	(5)	1

Non-Agency CMBS	—	—	—	76,365	(21,704)	11	76,365	(21,704)	11
Non-Agency RMBS	19,054	(2,794)	5	1,557	(1,101)	2	20,611	(3,895)	7
Non-Agency RMBS Interest-Only Strips	—	—	—	1,203	(4,000)	4	1,203	(4,000)	4
Subtotal Non-Agency	19,054	(2,794)	5	79,125	(26,805)	17	98,179	(29,599)	22

Other securities	12,483	(2,425)	3	9,468	(1,968)	2	21,951	(4,393)	5
Total	$31,589	$(5,224)	9	$88,593	$(28,773)	19	$120,182	$(33,997)	28

The following tables present components of interest income on the Company’s MBS and other securities for the three and nine months ended September 30, 2023 and September 30, 2022, respectively (dollars in thousands):

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income
Agency RMBS	$—	$4	$4	$—	$2	$2
Non-Agency CMBS	1,657	351	2,008	1,949	387	2,336
Non-Agency RMBS	756	(306)	450	446	26	472
Other securities	583	(144)	439	860	185	1,045
Total	$2,996	$(95)	$2,901	$3,255	$600	$3,855

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income	Coupon Interest	Net (Premium Amortization/Amortization Basis) Discount Accretion	Interest Income
Agency RMBS	$—	$10	$10	$13	$(4)	$9
Non-Agency CMBS	5,234	1,006	6,240	7,050	386	7,436
Non-Agency RMBS	1,960	(651)	1,309	1,804	(141)	1,663
Other securities	2,079	(345)	1,734	2,515	223	2,738
Total	$9,273	$20	$9,293	$11,382	$464	$11,846

There were no sales nor realized gain (loss) related to the Company's MBS and Other Securities for the three months ended September 30, 2023 and September 30, 2022. The following table presents the sales and realized gain (loss) of the Company’s MBS and other securities for the nine months ended September 30, 2023 and September 30, 2022, respectively (dollars in thousands):

	Nine months ended September 30, 2023				Nine months ended September 30, 2022
	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$—	$—	$(1,239)	$(1,239)	$10,152	$—	$(43,934)	$(43,934)
Non-Agency RMBS	—	—	(48)	(48)	27,729	255	(1,425)	(1,170)
Other securities	15,324	649	(2,028)	(1,379)	4,406	—	(478)	(478)
Total	$15,324	$649	$(3,315)	$(2,666)	$42,287	$255	$(45,837)	$(45,582)

Unconsolidated CMBS VIEs

The Company’s economic interests held in unconsolidated CMBS VIEs are limited in nature to those of a passive holder of CMBS issued by securitization trusts. The Company was not involved in the design or creation of the securitization trusts. The Company evaluates its CMBS holdings, for potential consolidation of the securitized trust, in which it owns the most subordinate tranche or a portion of the controlling class. As of September 30, 2023 and December 31, 2022, the Company held two and two variable interests in unconsolidated CMBS VIEs, respectively, in which it either owned the most subordinate class or a portion of the controlling class. The Company determined it was not the primary beneficiary and accordingly, the CMBS VIEs were not consolidated in the Company’s consolidated financial statements. As of September 30, 2023 and December 31, 2022, the Company’s maximum exposure to loss from these variable interests did not exceed the carrying value of these investments of $15.1 million and $15.5 million, respectively. These investments are classified in "Non-Agency mortgage-backed securities, at fair value" in the Company’s Consolidated Balance Sheets. Further, as of September 30, 2023 and December 31, 2022, the Company did not guarantee any obligations of unconsolidated entities or enter into any commitment or intent to provide funding to any such entities.

Note 5 — Residential Whole Loans and Bridge Loans

Residential Whole Loan Trusts

Revolving Mortgage Investment Trust 2015-1QR2

Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") was formed to acquire Non-QM Residential Whole Loans. The RMI 2015 Trust issued a trust certificate which is wholly-owned by the Company and represents the entire beneficial interest in pools of Non-QM Residential Whole Loans held by the trust. The Company consolidates the trust since it met the definition of a VIE and the Company determined that it was the primary beneficiary. The Company classifies the underlying Non-QM Residential Whole Loans owned by the trust in "Residential Whole Loans, at fair value" in the Consolidated Balance Sheets and has eliminated the intercompany trust certificate in consolidation.

During the three months ended September 30, 2023, all loans formerly held at Revolving Mortgage Investment Trust 2017-BRQ1 ("RMI 2017 Trust") were transferred to the RMI 2015 Trust in order to consolidate costs.

As of September 30, 2023, the RMI 2015 Trust owned nine Non-QM Residential Whole Loans with a fair value of $4.3 million, three of which are investor fixed rate residential mortgages previously held by RMI 2017 Trust with a fair value of $991.7 thousand. As of December 31, 2022, RMI 2015 Trust owned six Non-QM Residential Whole Loans with a fair value of $3.2 million, and RMI 2017 Trust owned three investor fixed rate mortgages with a fair value of $1.2 million. The loans are financed under the Company's residential whole loan facility, and the Company holds the financing liability outside the RMI 2015 Trust. See Note 7, "Financings" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional details.

As of September 30, 2023, the RMI 2015 Trust owned four Residential Bridge Loans with a fair value of $2.8 million. As of December 31, 2022, the RMI 2017 Trust owned five Residential Bridge Loans with a fair value of $2.8 million. The Company is no longer allocating capital to Residential Bridge Loans.

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

As of September 30, 2023 and December 31, 2022, the Arroyo Trust 2019 owned 684 and 766 Non-QM Residential Whole Loans with a fair value of $214.0 million and $237.6 million, respectively.

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

As of September 30, 2023 and December 31, 2022, the Arroyo Trust 2020 owned 406 and 432 Non-QM Residential Whole Loans with a fair value of $127.7 million and $135.1 million, respectively.

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

As of September 30, 2023 and December 31, 2022, the Arroyo Trust 2022-1 owned 682 and 705 Non-QM Residential Whole Loans with a fair value of $324.6 million and $350.7 million, respectively. The Company has elected the fair value option for the securitized debt. The fair values for the Company’s Non-QM loans held in the Arroyo Trust 2022-1 are measured using the fair value of the securitized debt based on the CFE valuation methodology. The Company determined that the securitized debt is more actively traded and, therefore, more observable.

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

As of September 30, 2023 and December 31, 2022, the Arroyo Trust 2022-2 owned 980 and 1,029 Non-QM Residential Whole Loans with a fair value of $316.3 million and $363.3 million, respectively. The Company has elected the fair value option for the securitized debt. The fair values for the Company’s Non-QM loans held in the Arroyo Trust 2022-2 are measured using the fair value of the securitized debt based on the CFE valuation methodology. The Company determined that the securitized debt is more actively traded and, therefore, more observable.

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

During the three months ended September 30, 2023, the four remaining Residential Bridge Loans with a fair value of $2.8 million in the RMI 2017 Trust were transferred to the RMI 2015 Trust to consolidate costs. The Company is no longer allocating capital to Residential Bridge Loans.

Consolidated Residential Whole Loan and Residential Bridge Loan Trusts

The following table presents a summary of the assets and liabilities of the consolidated residential whole loan trusts and residential bridge loan trust included in the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Residential Whole Loans, at fair value ($986,978 and $1,089,914 pledged as collateral, at fair value, respectively)	$986,978	$1,091,145
Residential Bridge Loans, at fair value ($2,782 and none pledged as collateral, at fair value, respectively)	2,782	2,849
Investment related receivable	8,602	5,914
Interest receivable	4,580	4,871
Other assets	—	509
Total assets	$1,002,942	$1,105,288
Securitized debt, net	$877,745	$981,073
Interest payable	2,892	3,139
Accounts payable and accrued expenses	12	34
Total liabilities	$880,649	$984,246

The Residential Whole Loans held by the consolidated Arroyo Trust 2019, Arroyo Trust 2020, Arroyo Trust 2022-1, and Arroyo Trust 2022-2 are held solely to satisfy the liabilities of each respective trust, and has no recourse to the general credit of the Company. The Company is not contractually required and has not provided any additional financial support to the trusts for the periods ended September 30, 2023 and December 31, 2022.

The following table presents the components of the fair value of Residential Whole Loans and Residential Bridge Loans as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Residential Whole Loans, at Fair Value		Residential Bridge Loans, at Fair Value
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Principal balance	$1,078,005	$1,165,301	$3,091	$3,166
Unamortized premium	28,530	30,961	—	—
Unamortized discount	(1,394)	(1,536)	—	—
Amortized cost	1,105,141	1,194,726	3,091	3,166
Gross unrealized gains	5,371	2,038	—	—
Gross unrealized losses	(123,534)	(105,619)	(309)	(317)
Fair value	$986,978	$1,091,145	$2,782	$2,849

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,761 adjustable and fixed rate Non-QM and investor mortgages. The following tables present certain information about the Company’s residential whole loan investment portfolio at September 30, 2023 and December 31, 2022 (dollars in thousands):

September 30, 2023
			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	39	$21,880	66.3%	758	9.1	27.6	2.9%
3.01% – 4.00%	361	196,884	67.0%	760	8.2	28.0	3.7%
4.01% – 5.00%	1,134	384,437	64.8%	750	6.8	25.5	4.5%
5.01% – 6.00%	813	322,376	66.0%	743	6.1	26.2	5.5%
6.01% – 7.00%	321	120,933	67.2%	743	4.8	26.9	6.5%
7.01% - 8.00%	69	23,865	60.6%	734	4.1	23.1	7.4%
8.01% - 9.00%	24	7,630	55.5%	744	4.3	24.0	8.6%
Total	2,761	$1,078,005	65.7%	749	6.6	26.3	4.9%

(1)The original FICO score is not available for 210 loans with a principal balance of approximately $64.6 million at September 30, 2023. The Company has excluded these loans from the weighted average computations.

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

The following table presents geographic concentrations by U.S. state in which the collateral securing the Company’s Residential Whole Loans are located as of September 30, 2023 and December 31, 2022 (dollars in thousands):

September 30, 2023			December 31, 2022
State	State Concentration	Principal Balance	State	State Concentration	Principal Balance
California	67.8%	$731,058	California	66.8%	$778,732
New York	9.0%	96,757	New York	9.3%	108,108
Texas	4.8%	51,407	Texas	4.8%	56,126
Florida	3.9%	42,157	Florida	4.1%	47,681
Georgia	3.3%	35,297	Georgia	3.5%	40,845
Other	11.2%	121,329	Other	11.5%	133,809
Total	100.0%	$1,078,005	Total	100.0%	$1,165,301

Residential Bridge Loans

The Company is no longer allocating capital to Residential Bridge Loans. The following tables present certain information about the remaining Residential Bridge Loans which are non-performing in the Company's investment portfolio at September 30, 2023 and December 31, 2022 (dollars in thousands):

September 30, 2023
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

The following table presents geographic concentrations by U.S. state in which the collateral securing the Company’s Residential Bridge Loans are located as of September 30, 2023 and December 31, 2022 (dollars in thousands):

September 30, 2023			December 31, 2022
State	Concentration	Principal Balance	State	Concentration	Principal Balance
California	56.7%	$1,754	California	55.4%	$1,754
New York	43.3%	1,337	New York	42.2%	1,337
Total	100.0%	$3,091	New Jersey	2.4%	75
			Total	100.0%	$3,166

Loan Aging

The following table presents the aging of the Residential Whole Loans and Residential Bridge Loans as of September 30, 2023 (dollars in thousands):

	Residential Whole Loans (1)			Residential Bridge Loans (1)
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current	2,707	$1,048,261	$959,343	—	$—	$—
1-30 days	23	10,407	9,617	—	—	—
31-60 days	—	—	—	—	—	—
61-90 days	11	8,155	7,696	—	—	—
90+ days	20	11,182	10,322	4	3,091	2,782
Total	2,761	$1,078,005	$986,978	4	$3,091	$2,782

(1) As of September 30, 2023, there were no loans in forbearance.

Residential Whole Loans

As of September 30, 2023, there were 20 Residential Whole Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $11.2 million and a fair value of $10.3 million. These non-performing loans represent approximately 1.0% of the total outstanding principal balance. These loans are collateral dependent with a weighted average original LTV of 61.6%.

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

Residential Bridge Loans

    As of September 30, 2023, the Company had four remaining Residential Bridge Loans in the portfolio. Of these, four were in non-accrual status with an unpaid principal balance of approximately $3.1 million and a fair value of $2.8 million.

As of December 31, 2022, the Company had five remaining Residential Bridge Loans in the portfolio. Of these, five were in non-accrual status with an unpaid principal balance of approximately $3.2 million and a fair value of $2.8 million. These loans are collateral dependent.

The Residential Bridge Loans were carried at fair value. No allowance for credit losses was recorded because the valuation adjustments as of September 30, 2023 and December 31, 2022, if any, would be reflected in the fair value of these loans. The Company stopped accruing interest income for these loans when they became contractually 90 days delinquent.

Residential Real Estate Owned

As of September 30, 2023 and December 31, 2022, the Company had one residential REO property with a carrying value of $2.3 million, respectively, related to a foreclosed Residential Whole Loan. The REO property held by the Company as of September 30, 2023 and December 31, 2022 was transferred to REO in December 2022. The residential REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The residential REO properties are classified in "Other assets" in the Consolidated Balance Sheets contained in this Quarterly Report on Form 10-Q.

Note 6 — Commercial Loans

Commercial Loans

    In January 2019, WMC CRE LLC ("CRE LLC"), a wholly-owned subsidiary of the Company was formed for the purpose of acquiring Commercial Loans. The Commercial Loans owned by CRE LLC are financed under the Commercial Whole Loan Facility. See Note 7, "Financing" to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

The following table presents information about the Commercial Loans owned by CRE LLC as of September 30, 2023 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral
CRE 4	September 2019	Interest-Only First Mortgage	$22,204	$22,071	63%	1-Month SOFR plus 3.38%	8/6/2025(1)	None	Retail
CRE 5	December 2019	Interest-Only First Mortgage	24,535	24,061	62%	1-Month SOFR plus 4.20%	5/6/2025(2)	None	Hotel
CRE 6	December 2019	Interest-Only First Mortgage	13,207	12,952	62%	1-Month SOFR plus 4.20%	5/6/2025(2)	None	Hotel
CRE 7	December 2019	Interest-Only First Mortgage	7,259	7,118	62%	1-Month SOFR plus 4.20%	5/6/2025(2)	None	Hotel
			$67,205	$66,202

(1) In August 2022, CRE 4 was extended three-years through August 6, 2025, with a principal paydown of $16.2 million.
(2) In November 2023, CRE 5, 6, and 7 were each extended through May 6, 2025.

Commercial Loan Sale

On February 3, 2023, the CRE 3 loan was sold to an unaffiliated third party for its recorded fair value as of December 31, 2022 of $8.8 million. At the time of sale, the Company recognized a realized loss of $81.2 million and a related reversal of unrealized loss of the same amount.

Commercial Loan Trust

In March 2018, the Company formed the Revolving Small Balance Commercial Trust 2018-1 ("RSBC Trust") to acquire commercial real estate mortgage loans. The Company consolidates the trust because it determined that the wholly-owned RSBC Trust was a VIE and that the Company was the primary beneficiary. As of September 30, 2023, there was one loan remaining in the trust.

The following table presents information on the commercial real estate mortgage loan held by RSBC Trust as of September 30, 2023 (dollars in thousands):

Loan	Acquisition Date	Loan Type	Principal Balance	Fair Value	LTV	Interest Rate(1)	Maturity Date(1)	Extension Option	Collateral
SBC 3	January 2019	Interest-Only First Mortgage	$12,500	$12,499	49%	1-Month SOFR plus 5.50%	10/4/2023	None	Nursing Facilities
			$12,500	$12,499

(1) In January 2023, the SBC 3 loan was partially paid down by $862 thousand to bring the unpaid principal balance to $13.5 million, the maturity date was extended through May 5, 2023 for a 50 bps extension fee and the margin was increased from 4.47% to 5.00%. In May 2023, the SBC 3 loan was partially paid down by $750 thousand to bring the unpaid principal to $12.8 million, the maturity date was extended through August 4, 2023, and the margin was increased from 5.00% to 5.50%. In July 2023, the SBC 3 loan was partially paid down by $250 thousand to bring the unpaid principal balance to $12.5 million, and the maturity date was extended to October 4, 2023 for a 25 bps extension fee. In October 2023, the SBC 3 loan was partially paid down by $250 thousand to bring the unpaid principal to $12.3 million and the maturity date was extended to December 31, 2023 for a 25 bps extension fee.

Securitized Commercial Loans

    Securitized Commercial Loans are comprised of Commercial Loans from consolidated third party sponsored CMBS VIE's. At September 30, 2023, the Company had a variable interest in one third party sponsored CMBS VIE, CSMC Trust 2014-USA, that it determined it was the primary beneficiary and was required to consolidate. The Commercial Loan that serves as collateral for the securitized debt issued by this VIE can only be used to settle the securitized debt. See Note 7, "Financings"

to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for details on the associated securitized debt. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

CSMC Trust 2014-USA

The Company together with other related party entities own more than 50% of the controlling class of CSMC Trust 2014-USA ("CSMC USA"). As of September 30, 2023, the Company held an 8.8% interest in the trust certificates issued by CSMC USA (F Class) with an outstanding principal balance of $14.9 million. The Company performs ongoing reassessment of its CMBS VIE holdings for potential consolidation of the securitized trust in which it owns a portion of the controlling class. Since the ownership of the controlling financial interest is held within a related party group, the Company must determine whether it is the primary beneficiary under the related party tie-breaker rule. As a result of the Company's evaluation, it was determined that the Company is the primary beneficiary of CSMC USA, and effective on August 1, 2020, consolidated CSMC USA. The Company’s investment in the trust certificate of CSMC USA (F Class) was eliminated in the consolidation. The CSMC USA holds a commercial loan secured by a first mortgage lien on the borrowers’ fee and leasehold interests in a portion of a super-regional mall. The outstanding principal balance on this commercial loan is $1.4 billion as of September 30, 2023. The loan has a stated maturity date of September 11, 2025 and bears a fixed interest rate of 4.38%. The Company elected the fair value option for the commercial loan as well as the associated securitized debt.

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
Consolidated Securitized Commercial Loan Trust and Commercial Loan Trust

The two commercial consolidated trusts, CSMC USA and RSBC Trust, collectively held two Commercial Loans as of September 30, 2023. The following table presents a summary of the assets and liabilities of the two consolidated trusts included in the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Restricted cash	$—	$248
Securitized Commercial Loan, at fair value	1,012,650	1,085,103
Commercial Loans, at fair value	12,499	14,362
Interest receivable	5,151	5,311
Total assets	$1,030,300	$1,105,024
Securitized debt, at fair value	$1,006,630	$1,077,611
Interest payable	4,995	5,164
Accounts payable and accrued expenses	9	9
Other liabilities	—	248
Total liabilities	$1,011,634	$1,083,032

The Company’s risk with respect to its investment in the securitized commercial loan trust is limited to its direct ownership in the trust. The Commercial Loan held by the consolidated securitized commercial loan trust is held solely to satisfy the liabilities of the trust, and creditors of the trust have no recourse to the general credit of the Company. The Securitized Commercial Loan of the trust can only be used to satisfy the obligations of the trust. The Company is not contractually required to provide, and has not provided any additional financial support to the securitized commercial loan trust for the three and nine months ended September 30, 2023 and September 30, 2022.

The following table presents the components of the fair value of the Securitized Commercial Loan and Commercial Loans as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	CSMC USA Trust Securitized Commercial Loan, at Fair Value		RSBC Trust Commercial Loans, at Fair Value		Commercial Loans, at Fair Value
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Principal balance	$1,385,591	$1,385,591	$12,500	$14,362	$67,205	$157,205
Unamortized discount	(62,799)	(84,132)	—	—	—	—
Amortized cost	1,322,792	1,301,459	12,500	14,362	67,205	157,205
Gross unrealized gains	—	—	—	—	—	—
Gross unrealized losses	(310,142)	(216,356)	(1)	—	(1,003)	(81,565)
Fair value	$1,012,650	$1,085,103	$12,499	$14,362	$66,202	$75,640

Non-Performing Commercial Loans

As of September 30, 2023, there are no Commercial Loans that are non-performing.

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

Residential Whole Loan Facility

The facility was extended on October 12, 2023 and matures on March 29, 2024. It bears interest at a rate of 1-Month Term SOFR plus 2.25%, with a floor of 0.25%.

The Company finances its non-securitized Non-QM residential whole loans under this facility. As of September 30, 2023, the Company had outstanding borrowings of $4.2 million under the facility. The borrowing is secured by Non-QM residential whole loans with a fair value of $4.3 million, Residential Bridge Loans with a fair value of $2.8 million and one REO property with a carrying value of $2.3 million as of September 30, 2023.

Non-Agency CMBS and Non-Agency RMBS facility

The facility was paid off in full in May 2023 and replaced with a facility from a different counterparty which matures in May 2024. It bears a current weighted average interest rate of 1-Month Term SOFR plus 2.50%. As of September 30, 2023, the outstanding balance under this facility was $54.9 million. The borrowing is secured by investments with a fair market value of $90.8 million as of September 30, 2023.

Commercial Whole Loan Facility

The facility was extended on October 12, 2023 and matures on March 29, 2024. It bears interest at a rate of 1-Month Term SOFR plus 2.25%. As of September 30, 2023, the outstanding balance under this facility was $48.0 million. The borrowing is secured by the performing commercial loans with an estimated fair market value of $66.2 million as of September 30, 2023.
Fixed Rate Term Financing Facility
On July 25th, the Company replaced an existing short-term repurchase financing facility with Credit Suisse AG (UBS) with a new two-year term, $65 million fixed rate, non-mark-to-market, syndicated repurchase agreement, in a securitized form. As a result, the Company no longer has any financing arrangements with Credit Suisse AG (UBS) as a counterparty. As of September 30, 2023, the outstanding balance under this facility was $62.4 million, net of deferred financing costs, and is collateralized by our retained Arroyo bonds with an estimated fair market value of $134.7 million which are eliminated in consolidation as of September 30, 2023.

Financial Metrics
Certain of the Company’s financing arrangements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if the Company does not maintain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity, liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. The Company was in compliance with the terms of such financial tests as of September 30, 2023.
As of September 30, 2023, the Company had borrowings under four of its master repurchase agreements. The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023			December 31, 2022
Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-term borrowings:
Agency RMBS	$351	5.98%	2	$293	4.78%	32
Non-Agency RMBS(1)	—	—%	0	48,237	7.50%	26
Other securities	—	—%	0	1,776	7.09%	17
Total short-term borrowings	351	5.98%	2	50,306	7.47%	26
Long-term borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS(1)	31,621	7.79%	215	55,154	6.30%	122
Non-Agency RMBS	77,751	10.80%	585	19,129	6.30%	122
Other securities	8,860	8.09%	215	16,863	6.30%	122
Subtotal	118,232	9.79%	458	91,146	6.30%	122
Residential Whole Loan Facility
Residential Whole Loans(2)	2,562	7.56%	25	3,633	6.66%	298
Residential Bridge Loans(2)	1,641	7.56%	25	—	—%	0
Commercial Whole Loan Facility
Commercial Loans	48,032	7.56%	34	48,032	6.13%	307
Total long-term borrowings	170,467	9.11%	328	142,811	6.25%	189
Repurchase agreements borrowings	$170,818	9.10%	327	$193,117	6.57%	146
Less unamortized debt issuance costs	908	N/A	N/A	—	N/A	N/A
Repurchase agreements borrowings, net	$169,910	9.10%	327	$193,117	6.57%	146

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

At September 30, 2023 and December 31, 2022, repurchase agreements collateralized by investments had the following remaining maturities:

(dollars in thousands)	September 30, 2023	December 31, 2022
1 to 29 days	$4,554	$50,013
30 to 59 days	48,032	293
60 to 89 days	—	—
Greater than or equal to 90 days	118,232	142,811
Total	$170,818	$193,117

At September 30, 2023, the following table reflects amounts of collateral at risk under its repurchase agreements greater than 10% of the Company's equity with any counterparty (dollars in thousands):

	September 30, 2023
Counterparty	Amount of Collateral at Risk, at fair value	Weighted Average Remaining Maturity (days)	Percentage of Stockholders’ Equity
Goldman Sachs Bank USA	$36,387	214	46.7%
Atlas Securitized Products Investments 2, L.P.	18,461	34	23.7%

Collateral For Borrowings Under Repurchase Agreements

The following table summarizes the Company’s collateral positions, with respect to its borrowings under repurchase agreements at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023			December 31, 2022
	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest	Assets Pledged	Accrued Interest	Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS, at fair value	$297	$3	$300	$249	$—	$249
Non-Agency CMBS, at fair value(1)	53,038	386	53,424	83,925	483	84,408
Non-Agency RMBS, at fair value	83,029	456	83,485	104,487	533	105,020
Residential Whole Loans, at fair value(2)	4,343	11	4,354	3,229	3	3,232
Residential Bridge Loans(2)	2,782	32	2,814	—	—	—
Commercial Loans, at fair value(2)	66,202	424	66,626	66,864	362	67,226
REO, at carrying value	2,255	—	2,255	2,255	—	2,255
Other securities, at fair value	15,645	67	15,712	27,262	78	27,340
Cash(3)	241	—	241	3,410	—	3,410
Total	$227,832	$1,379	$229,211	$291,681	$1,459	$293,140

(1)Includes securities eliminated upon VIE consolidation.
(2)Loans owned through trust certificates are pledged as collateral. The trust certificates are eliminated upon consolidation.
(3)Cash posted as collateral is included in "Due from counterparties" in the Company’s Consolidated Balance Sheets.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparties initiating a margin call. At September 30, 2023 and December 31, 2022, investments held by counterparties as security for repurchase agreements totaled approximately $227.6 million and $288.3 million, respectively. Cash collateral held by counterparties at September 30, 2023 and December 31, 2022 was approximately $241 thousand and $3.4 million, respectively. Cash posted by repurchase agreement counterparties at both September 30, 2023 and December 31, 2022 was $103 thousand and $300 thousand, respectively.

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

Securitized Debt

Arroyo Trust 2019-2

In May 2019, the Company completed a residential mortgage-backed securitization comprised of $945.5 million of Non-QM Residential Whole Loans, issuing $919.0 million of mortgage-backed notes. The Company did not elect the fair value option for these notes, so they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2019-2's residential mortgage pass-through certificates at September 30, 2023 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1	$142,973	3.3%	$142,973	4/25/2049
Class A-2	7,668	3.5%	7,668	4/25/2049
Class A-3	12,148	3.8%	12,148	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$187,844		$187,844
Less: Unamortized Deferred Financing Costs	N/A		1,932
Total	$187,844		$185,912

The Company retained the non-offered securities in the securitization, which include the class B, Class A-IO-S and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2019-2 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At September 30, 2023, Residential Whole Loans, with an outstanding principal balance of approximately $212.3 million, serve as collateral for the Arroyo Trust 2019-2's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is 20% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

Arroyo Trust 2020-1

In June 2020, the Company completed a residential mortgage-backed securitization comprised of $355.8 million of Non-QM Residential Whole Loans, issuing $341.7 million of mortgage-backed notes. The Company did not elect the fair value option for these notes, so they are recorded at their principal balance less unamortized deferred financing cost and classified in "Securitized debt, net" in the Consolidated Balance Sheets. The following table summarizes the issued Arroyo Trust 2020-1's residential mortgage pass-through certificates at September 30, 2023 (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Offered Notes:
Class A-1A	$66,276	1.7%	$66,276	3/25/2055
Class A-1B	7,865	2.1%	7,865	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$117,361		$117,361
Less: Unamortized Deferred Financing Costs	N/A		1,176
Total	$117,361		$116,185

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2020-1 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At September 30, 2023, Residential Whole Loans with an outstanding principal balance of approximately $130.4 million serve as collateral for the Arroyo Trust 2020-1's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their face value plus accrued interest.

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

The following table summarizes the issued Arroyo Trust 2022-1's residential mortgage pass-through certificates at September 30, 2023 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Offered Notes:
Class A-1A	$196,149	2.5%	$174,066	12/25/2056
Class A-1B	82,942	3.3%	68,578	12/25/2056
Class A-2	21,168	3.6%	15,527	12/25/2056
Class A-3	28,079	3.7%	19,864	12/25/2056
Class M-1	17,928	3.7%	11,374	12/25/2056
Total	$346,266		$289,409

The Company retained the non-offered securities in the securitization, which include the Class B, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2022-1 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At September 30, 2023, Residential Whole Loans with an outstanding principal balance of approximately $378.0 million serve as collateral for the Arroyo Trust 2022-1's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their fair value plus accrued interest.

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

The following table summarizes the issued Arroyo Trust 2022-2's residential mortgage pass-through certificates at September 30, 2023 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Offered Notes:
Class A-1	$243,033	5.0%	$230,646	7/25/2057
Class A-2	20,687	5.0%	19,097	7/25/2057
Class A-3	25,208	5.0%	23,219	7/25/2057
Class M-1	17,694	5.0%	13,277	7/25/2057
Total	$306,622		$286,239

The Company retained the non-offered securities in the securitization, which include the Class B-1, Class B-2, Class B-3, Class A-IO-S, and Class XS certificates. These non-offered securities were eliminated in consolidation. The securitized debt of the Arroyo Trust 2022-2 can only be settled with the residential loans that serve as collateral for the securitized debt and is non-recourse to the Company. At September 30, 2023, Residential Whole Loans with an outstanding principal balance of approximately $353.1 million serve as collateral for the Arroyo Trust 2022-2's securitized debt. The Company may redeem the offered notes on or after the earlier of (i) the three-year anniversary of the closing date or (ii) the date on which the aggregate collateral balance is equal to or less than 30% of the original principal balance. The notes are redeemable at their fair value plus accrued interest.

Commercial Mortgage-Backed Notes

CSMC 2014 USA

The following table summarizes CSMC 2014 USA's commercial mortgage pass-through certificates at September 30, 2023 (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$100,388	9/11/2025
Class A-2	531,700	4.0%	453,714	9/11/2025
Class B	136,400	4.2%	107,723	9/11/2025
Class C	94,500	4.3%	71,132	9/11/2025
Class D	153,950	4.4%	109,772	9/11/2025
Class E	180,150	4.4%	96,059	9/11/2025
Class F	153,600	4.4%	62,063	9/11/2025
Class X-1(1)	n/a	0.5%	4,785	9/11/2025
Class X-2(1)	n/a	—%	994	9/11/2025
	$1,370,691		$1,006,630

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of September 30, 2023, respectively.

At September 30, 2023, the Company owned a portion of the class F certificates with an outstanding principal balance of $14.9 million, which is eliminated in consolidation. The remaining CSMC USA debt that we elected the fair value option had a fair value of $1.0 billion at September 30, 2023, and is recorded in "Securitized debt, net" in the Consolidated Balance Sheets. Of the remaining outstanding principal balance of $1.4 billion, $174.7 million is owned by related parties and $1.2 billion is owned by third parties. The securitized debt of the CSMC USA can only be settled with the Commercial Loan with an outstanding principal balance of approximately $1.4 billion at September 30, 2023, that serves as collateral for the securitized debt and is non-recourse to the Company. The Company has chosen to make the fair value election pursuant to ASC 825 for the debt and accordingly the periodic changes in fair value are recorded in current period earnings in the Consolidated Statements of Operations as a component of "Unrealized gain (loss), net."

Note 8 — Derivative Instruments

The Company’s derivatives may include interest rate swaps, swaptions, options, futures contracts, TBAs, Agency, Non-Agency Interest-Only Strips that are classified as derivatives, credit default swaps, and total return swaps.

The following table summarizes the Company’s derivative instruments at September 30, 2023 and December 31, 2022 (dollars in thousands):

			September 30, 2023		December 31, 2022
Derivative Instrument	Accounting Designation	Consolidated Balance Sheets Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, asset	Non-Hedge	Derivative assets, at fair value	$—	$—	$60,000	$1
Total derivative instruments, assets				—		1

Interest rate swaps, liability	Non-Hedge	Derivative liability, at fair value	82,000	(845)	98,000	(61)
Total derivative instruments, liabilities				(845)		(61)
Total derivative instruments, net				$(845)		$(60)

The following tables summarize the effects of the Company’s derivative positions, including Interest-Only Strips characterized as derivatives and TBAs, which are reported in "Gain on derivative instruments, net" in the Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and September 30, 2022 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements/ Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended September 30, 2023
Interest rate swaps	$—	$1,008	$—	$(777)	$846	$1,077
Interest-Only Strips— accounted for as derivatives	—	—	(14)	70	24	80
Total	$—	$1,008	$(14)	$(707)	$870	$1,157

Three months ended September 30, 2022
Interest rate swaps	$(3,371)	$3,423	$—	$4,790	$298	$5,140
Interest rate swaptions	$(161)	$—	$—	$—	$—	$(161)
Interest-Only Strips— accounted for as derivatives	—	—	(5)	(54)	16	(43)
Credit default swaps	(273)	—	—	283	—	10
TBAs	1,319	—	—	(1,383)	—	(64)
Total	$(2,486)	$3,423	$(5)	$3,636	$314	$4,882

	Realized Gain (Loss), net
Description	Other Settlements/ Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Nine months ended September 30, 2023
Interest rate swaps	$—	$(992)	$—	$(785)	$2,832	$1,055
Interest-Only Strips— accounted for as derivatives	—	—	(16)	135	47	166
Total	$—	$(992)	$(16)	$(650)	$2,879	$1,221

Nine months ended September 30, 2022
Interest rate swaps	$(3,371)	$14,744	$—	$3,670	$(255)	$14,788
Interest rate swaptions	(161)	—	—	—	—	(161)
Interest-Only Strips— accounted for as derivatives	—	—	(120)	(270)	160	(230)
Credit default swaps	(242)	—	—	393	—	151
TBAs	2,051	—	—	—	—	2,051
Total	$(1,723)	$14,744	$(120)	$3,793	$(95)	$16,599

At September 30, 2023 and December 31, 2022, the Company had cash pledged as collateral for derivatives of approximately $1.0 million and $3.2 million, respectively, which is reported in "Due from counterparties" in the Consolidated Balance Sheets.

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

The following tables provide additional information on the Company's fixed-pay interest rate swaps as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate	Average Maturity (Years)
1 year or less	$60,000	1.4%	5.1%	0.5
Greater than 5 years	22,000	1.2%	5.3%	8.0
Total	$82,000	1.3%	5.2%	2.5

	December 31, 2022
Fixed Pay Interest Rate Swap Remaining Term	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$60,000	1.4%	2.0%	1.3
Greater than 3 years and less than 5 years	70,000	1.4%	1.8%	4.1
Greater than 5 years	$28,000	1.7%	3.6%	9.0
Total	$158,000	1.4%	2.2%	3.9

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

Note 9 — Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset in the Company’s Consolidated Balance Sheets at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023
	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
Description				Financial Instruments(1)	Cash Collateral (1)
Derivative Assets
Agency and Non-Agency Interest-Only Strips, accounted for as derivatives included in MBS	$834	$—	$834	$(236)	$—	$598
Total assets	$834	$—	$834	$(236)	$—	$598

Derivative Liabilities and Repurchase Agreements
Derivative liability, at fair value(2)(3)	$845	$—	$845	$—	$(845)	$—
Repurchase Agreements(4)	169,910	—	169,910	(167,509)	—	2,401
Total liability	$170,755	$—	$170,755	$(167,509)	$(845)	$2,401

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
(3)Cash collateral pledged against the Company’s derivative counterparties was approximately $1.0 million as of September 30, 2023.
(4)The carrying value of investments pledged against the Company’s repurchase agreements was approximately $227.6 million as of September 30, 2023.

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
     For the three months ended September 30, 2023 and September 30, 2022, the Company incurred approximately $974 thousand and approximately $850 thousand in management fees, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company incurred approximately $2.9 million and approximately $3.0 million in management fees, respectively.
In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company as defined in the Management Agreement. For the three months ended September 30, 2023 and September 30, 2022, the Company recorded expenses included in general and administrative expenses totaling approximately $67 thousand and approximately $64 thousand, respectively, related to reimbursable employee costs. For the nine months ended September 30, 2023 and September 30, 2022, the Company recorded expenses included in general and administrative expenses totaling approximately $217 thousand and approximately $511 thousand, respectively, related to reimbursable employee costs. Any such expenses incurred by the Manager and reimbursed by the Company, including the employee compensation expense, are typically included in the Company’s general and administrative expense in the Consolidated Statements of Operations. At September 30, 2023 and December 31, 2022, approximately $1.0 million and approximately $3.9 million, respectively, for management fees incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets. In addition, at September 30, 2023 and December 31, 2022, approximately $49 thousand and approximately $86 thousand, respectively, of reimbursable costs incurred but not yet paid was included in "Payable to affiliate" in the Consolidated Balance Sheets.

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

On June 30, 2022, the Company granted 20,000 restricted stock units on a post reverse-stock-split basis under the Western Asset Mortgage Capital Corporation 2022 Omnibus Incentive Plan to the Company’s Chief Financial Officer. These restricted stock units and associated dividend equivalent units vest in equal installments on the first and second anniversary of the grant date. On June 30, 2023, 10,000 restricted stock units and 1,547 dividend equivalent units vested which were settled by the issuance of 11,547 shares of the Company's common stock during Q3 2023.

During the nine months ended September 30, 2023 and September 30, 2022, 31,704 and 11,716 restricted stock units vested, respectively. The Company recognized stock-based compensation expense of approximately $101 thousand and approximately $100 thousand for the three months ended September 30, 2023 and September 30, 2022, respectively. The Company recognized stock-based compensation expense of approximately $301 thousand and approximately $335 thousand for the nine months ended September 30, 2023 and September 30, 2022, respectively. In addition, the Company had unamortized compensation expense of $277 thousand and $298 thousand for equity awards at September 30, 2023 and December 31, 2022, respectively.

Holders of restricted stock units are entitled to receive dividends (or dividend equivalent units) and distributions that become payable on the restricted stock units during the restricted period. Dividend equivalent units allocable to restricted stock units are deemed to purchase additional phantom shares of the Company's common stock that are credited to each participant's deferral account. The award agreements include restrictions whereby the restricted stock units cannot be sold, assigned, transferred, pledged, hypothecated, or otherwise disposed of prior to the lapse of restrictions under the respective award agreement. The restrictions lapse on the unvested restricted stock units awarded when vested, subject to the grantee's continuing to provide services to the Company as of the vesting date. Unvested restricted stock units and rights to dividends thereon are forfeited upon termination of the grantee.

The following is a summary of restricted equity awards vesting dates as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Vesting Date	Shares Vesting	Shares Vesting
June 2023	—	31,704
June 2024	43,151	10,000
Total	43,151	41,704

The following table presents information with respect to shares issued under the Company’s Equity Incentive Plans for the nine months ended September 30, 2023 and September 30, 2022:

	September 30, 2023		September 30, 2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value(1)	Restricted Stock Units	Weighted Average Grant Date Fair Value(1)
Outstanding at beginning of period	81,914	$31.21	114,825	$131.85
Granted(2)	41,559	9.15	45,954	12.75
Issuance of common shares	(11,547)	11.89	—	—
Outstanding at end of period	111,926	25.01	160,779	97.81
Unvested at end of period	43,151	$9.58	41,704	$12.52

(1)The grant date fair value of the awards is based on the closing market price of the Company’s common stock at the grant date.
(2)Includes 10,375 and 4,250 shares attributed to dividends on restricted stock under the Director Deferred Fee Plan for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

At-The-Market Program
    In March 2017, the Company entered into an equity distribution agreement with JMP Securities LLC, which was amended on June 5, 2020, under which the Company may offer and sell up to $100 million worth of shares of common stock in an At-The-Market equity offering. During the nine months ended September 30, 2023, the Company did not sell any shares under the amended agreement.
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
During the nine months ended September 30, 2023, the Company did not repurchase any shares under the stock repurchase program.

Dividends

The following table presents cash dividends declared and paid by the Company on its common stock, not adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split to align with 1099-DIV per share amounts as reported.

Declaration Date	Record Date	Payment Date	Amount per Share	Tax Characterization
2023
September 21, 2023	October 2, 2023	October 26, 2023	$0.35	Not yet determined
June 21, 2023	July 3, 2023	July 26, 2023	$0.35	Not yet determined
March 22, 2023	April 3, 2023	April 26, 2023	$0.35	Not yet determined

2022
December 21, 2022	January 3, 2023	January 26, 2023	$0.40	Not yet determined(1)
September 22, 2022	October 3, 2022	October 26, 2022	$0.40	Ordinary income
June 21, 2022	July 1, 2022	July 25, 2022	$0.04	Ordinary income
March 23, 2022	April 4, 2022	April 26, 2022	$0.04	Ordinary income

(1)The cash distributions made on January 26, 2023, with a record date of January 3, 2023, are treated as received by stockholders on January 26, 2023 and taxable in calendar year 2023.

Note 13 — Net Loss per Common Share

The table below presents basic and diluted net loss per share of common stock using the two-class method for the three and nine months ended September 30, 2023 and September 30, 2022 (dollars, other than shares and per share amounts, in thousands), adjusted on a retroactive basis to reflect the Company's one-for-ten reverse stock split.

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Numerator:
Net loss attributable to common stockholders and participating securities for basic and diluted earnings per share	$(8,705)	$(40,010)	$(10,771)	$(88,250)
Less:
Dividends and undistributed earnings allocated to participating securities	39	32	101	62
Net loss allocable to common stockholders — basic and diluted	$(8,744)	$(40,042)	$(10,872)	$(88,312)

Denominator:
Weighted average common shares outstanding for basic earnings per share	6,049,559	6,038,012	6,041,946	6,036,876
Weighted average common shares outstanding for diluted earnings per share	6,049,559	6,038,012	6,041,946	6,036,876
Basic loss per common share	$(1.45)	$(6.63)	$(1.80)	$(14.63)
Diluted loss per common share	$(1.45)	$(6.63)	$(1.80)	$(14.63)

For the three and nine months ended September 30, 2023 and September 30, 2022, the Company excluded the effects of the convertible senior unsecured notes from the computation of diluted earnings per share since the average market value per share of the Company’s common stock was below the exercise price of the convertible senior unsecured notes.

Note 14 — Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders and satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income and stock ownership tests.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of September 30, 2023. The Company files U.S. federal and state income tax returns.  As of September 30, 2023, U.S. federal tax returns filed by the Company for 2021, 2020, and 2019 and state tax returns filed for 2021, 2020, 2019, 2018 and 2017 are open for examination pursuant to relevant statutes of limitation. In the event that the Company incurs income tax related interest and penalties, the Company’s policy is to classify them as a component of its provision for income taxes.

Income Tax Provision

Subject to the limitation under the REIT asset test rules, the Company is permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). Currently, the Company owns one TRS that is taxable as a corporation and is subject to federal, state and local income tax on its net income at the applicable corporate rates. The TRS, which was formed in Delaware on July 28, 2014, is a limited liability company and a wholly-owned subsidiary of the Company. During the three months ended September 30, 2023 and September 30, 2022, the Company recorded a federal and state tax benefit of zero and a tax provision of $266 thousand, respectively, which is recorded in "Income tax provision" in the Consolidated Statements of Operations. During the nine months ended September 30, 2023 and September 30, 2022, the Company recorded a federal and state tax provision of zero and a tax provision of $276 thousand respectively.

Deferred Tax Asset

As of September 30, 2023 and December 31, 2022, the Company recorded a deferred tax asset of approximately $13.8 million and $13.5 million, respectively, relating to capital loss carryforward and temporary differences as a result of the timing of income recognition of certain investments held in the TRS. The capital loss carryforwards may only be recognized to the extent of capital gains. There is uncertainty as to the TRS ability to recognize capital gains in the future. As a result, the Company has concluded it is more likely than not the deferred tax asset will not be realized and has recorded a full valuation allowance.

In addition, the REIT generated net operating losses ("NOLs") during the year ended December 31, 2021 related to ordinary losses on its MBS portfolio and it generated NOLs for the years ended December 31, 2020 and December 31, 2017, related to its interest rate swap terminations, and for its California return a portion of the NOLs is apportioned to the TRS. The Company recorded a deferred tax asset relating to the NOLs of $14.6 million and $14.5 million in the REIT and $1.7 million and $1.6 million in the TRS as of September 30, 2023 and December 31, 2022, respectively. The TRS can carryback the NOLs generated during the years ended December 31, 2020 and December 31, 2017 to each of the two preceding years to request a refund for taxes paid. As of September 30, 2023 and December 31, 2022, the Company has concluded it is more likely than not the deferred tax asset relating to the NOLs will not be realized and it has recorded a combined valuation allowance of $16.3 million and $16.1 million, respectively.

Effective Tax Rate

The Company's effective tax rate differs from its combined federal and state income tax rate primarily due to its valuation allowance and the deduction of dividends distributions to be paid under Code Section 857(a).

Note 15 — Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any material commitments nor contingencies at September 30, 2023.

Note 16 — Subsequent Events

On October 26, 2023, the Company announced that its Board of Directors declared an interim fourth quarter dividend of $0.14 per share of the Company’s common stock. The dividend is payable on November 8, 2023 to stockholders of record as of November 3, 2023. The interim fourth quarter dividend was made pursuant to the terms of the MITT Merger Agreement.

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

Our investment portfolio composition at September 30, 2023 is as follows:

Our Financing Strategy

The Company has worked to diversify our financing sources to provide an alternative to short-term repurchase agreements. We expect to continue to seek financing arrangements with longer terms and less onerous margin requirements, including but not limited to longer-term repurchase agreements, term financing, securitizations, and convertible senior unsecured notes, as the market permits. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by our Manager, taking into account a variety of factors such as general economic, political and financial market conditions, the anticipated liquidity and price volatility of our assets, the availability and cost of financing the assets, the creditworthiness of financing counterparties, and the health of the U.S. residential and commercial mortgage markets. We expect to maintain a debt-to-equity ratio of two to four and a half times the amount of our stockholders' equity, depending on our investment composition. We seek to enhance equity returns by effectively utilizing leverage and seeking to limit our exposure to interest rate volatility and daily margin calls. The following table presents our debt-to-equity ratio on September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Total debt(1)	$254,660	$276,639
Total equity	$77,986	$94,804
Debt-to-equity ratio	3.3	2.9

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

2023 Activity

Investment Activity

We continually evaluate potential investments and our investment selection is based on supply and demand of our target assets, costs of financing, and the expected future interest rate volatility costs of hedging. During the nine months ended September 30, 2023, we sold the CRE 3 loan to an unaffiliated third party for its recorded fair value as of December 31, 2022 of $8.8 million.

The following table presents our investing activity for the nine months ended September 30, 2023 (dollars in thousands):

	Balance at		Loan Modification/Capitalized Interest	Principal Payments and Basis Recovery	Proceeds from Sales	Transfers to REO	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Premium and discount amortization, net	Balance at
Investment Type	December 31, 2022	Purchases								September 30, 2023
Agency RMBS and Agency RMBS IOs	$767	$—	N/A	$(6)	$—	N/A	$—	$134	$—	$895
Non-Agency RMBS	23,687	11,000	N/A	(431)	—	N/A	(48)	(750)	(337)	33,121
Non-Agency CMBS	85,435	—	N/A	(20,684)	—	N/A	(1,239)	(10,314)	1,008	54,206
Other securities(1)	27,262	4,714	N/A	—	(15,324)	N/A	(1,379)	1,939	(345)	16,867
Total MBS and other securities	137,151	15,714	N/A	(21,121)	(15,324)	N/A	(2,666)	(8,991)	326	105,089
Residential Whole Loans	1,091,145	—	129	(87,397)	—	—	(29)	(14,582)	(2,288)	986,978
Residential Bridge Loans	2,849	—	—	(74)	—	—	—	7	—	2,782
Commercial Loans	90,002	—	—	(1,961)	(8,776)	—	(81,223)	80,560	99	78,701
Securitized Commercial Loans	1,085,103	—	—	—	—	—	—	(93,785)	21,332	1,012,650
REO	2,255	—	N/A	—	28	—	(28)	—	N/A	2,255
Total Investments	$2,408,505	$15,714	$129	$(110,553)	$(24,072)	$—	$(83,946)	$(36,791)	$19,469	$2,188,455

(1) Other securities include $15.6 million of GSE CRTs and $1.2 million of ABS at September 30, 2023.

Portfolio Characteristics

Residential Whole Loans

The Residential Whole Loans have low LTV's and are comprised of 2,761 adjustable and fixed-rate Non-QM and investor mortgages. The following table presents certain information about our Residential Whole Loans investment portfolio at September 30, 2023 (dollars in thousands):

			Weighted Average
Current Coupon Rate	Number of Loans	Principal Balance	Original LTV	Original FICO Score(1)	Expected Life (years)	Contractual Maturity (years)	Coupon Rate
2.01% – 3.00%	39	$21,880	66.3%	758	9.1	27.6	2.9%
3.01% – 4.00%	361	196,884	67.0%	760	8.2	28.0	3.7%
4.01% – 5.00%	1,134	384,437	64.8%	750	6.8	25.5	4.5%
5.01% – 6.00%	813	322,376	66.0%	743	6.1	26.2	5.5%
6.01% – 7.00%	321	120,933	67.2%	743	4.8	26.9	6.5%
7.01% - 8.00%	69	23,865	60.6%	734	4.1	23.1	7.4%
8.01% - 9.00%	24	7,630	55.5%	744	4.3	24.0	8.6%
Total	2,761	$1,078,005	65.7%	749	6.6	26.3	4.9%

(1)The original FICO score is not available for 210 loans with a principal balance of approximately $64.6 million at September 30, 2023. We have excluded these loans from the weighted average computations.

Residential Bridge Loans

    We are no longer allocating capital to Residential Bridge Loans. The following table presents certain information about the remaining four Residential Bridge Loans left in the portfolio at September 30, 2023 (dollars in thousands):

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

Non-Performing Residential Loans

The following table presents the aging of the Residential Whole Loans and Bridge Loans as of September 30, 2023 (dollars in thousands):

	Residential Whole Loans			Bridge Loans
	No of Loans	Principal	Fair Value	No of Loans	Principal	Fair Value
Current	2,707	$1,048,261	$959,343	—	$—	$—
1-30 days	23	10,407	9,617	—	—	—
31-60 days	—	—	—	—	—	—
61-90 days	11	8,155	7,696	—	—	—
90+ days	20	11,182	10,322	4	3,091	2,782
Total	2,761	$1,078,005	$986,978	4	$3,091	$2,782

Residential Whole Loans in Non-Accrual Status

As of September 30, 2023, there were twenty Non-QM loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $11.2 million and a fair value of $10.3 million. These non-performing loans represent approximately 1.0% of the total outstanding principal balance. No allowance or provision for credit losses was recorded as of and for the three and nine months ended September 30, 2023, since the valuation adjustment, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of September 30, 2023, there were four Residential Bridge Loans carried at fair value in non-accrual status with an unpaid principal balance of approximately $3.1 million and a fair value of $2.8 million. No allowance and provision for credit losses was recorded for loans carried at fair value as of and for the three and nine months ended September 30, 2023, since valuation adjustments, if any, would be reflected in the fair value of these loans. We stopped accruing interest income for these loans when they became contractually 90 days delinquent.

    As of September 30, 2023, the Company had one real estate owned ("REO") property with an aggregate carrying value of $2.3 million related to a foreclosed Residential Whole Loan. The REO properties are held for sale and accordingly carried at the lower of cost or fair value less cost to sell. The REO properties are classified in "Other assets" in the Consolidated Balance Sheets.

Non-Agency RMBS

The following table presents the fair value and weighted average purchase price for each of our Non-Agency RMBS categories, including IOs accounted for as derivatives, together with certain of their respective underlying loan collateral attributes and current performance metrics as of September 30, 2023 (fair value dollars in thousands):

		Weighted Average
Category	Fair Value	Purchase Price	Life (Years)	Original LTV[1]	Original FICO[1]	60+ Day Delinquent	CPR
Prime	$22,222	$90.81	8.5	69.3%	732	0.5%	14.6%
Alt-A	10,899	49.55	18.6	81.3%	661	17.5%	6.0%
Total	$33,121	$77.23	11.8	73.3%	708	6.1%	11.8%

(1) For any Non-Agency RMBS security for which the original LTV and original FICO score was not available, the minimum FICO score and maximum LTV allowed as disclosed per offering documents was substituted in the above calculation.

Agency RMBS Portfolio

The following table summarizes our Agency portfolio by investment category as of September 30, 2023 (dollars in thousands):

	Principal Balance	Amortized Cost	Fair Value	Net Weighted Average Coupon
Agency RMBS IOs and IIOs(1)	N/A	$68	$61	—%
Agency RMBS IOs and IIOs accounted for as derivatives(1)	N/A	N/A	834	1.3%
Total	$—	$68	$895	1.1%

(1)IOs and IIOs have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Non-Agency CMBS

The following table presents certain characteristics of our Non-Agency CMBS portfolio as of September 30, 2023 (dollars in thousands):

		Principal		Weighted Average
Type	Vintage	Balance	Fair Value	Life (Years)	Original LTV
Conduit:
	2006-2009	$68	$65	1.0	88.7%
	2010-2020	14,982	9,589	4.9	62.4%
		15,050	9,654	4.9	62.5%
Single Asset:
	2010-2020	73,509	44,552	2.4	66.1%
Total		$88,559	$54,206	2.9	65.4%

Commercial Real Estate Investments

We are continuing to transition out of our commercial loan investments. The following table presents our commercial loan investments as of September 30, 2023 (dollars in thousands):

Loan	Loan Type	Principal Balance	Fair Value	Original LTV	Interest Rate	Maturity Date	Extension Option	Collateral	Geographic Location
CRE 4	Interest-Only First Mortgage	22,204	22,071	63%	1-Month SOFR plus 3.38%	8/6/2025(1)	None	Retail	CT
CRE 5	Interest-Only First Mortgage	24,535	24,061	62%	1-Month SOFR plus 4.20%	5/6/2025(2)	None	Hotel	NY
CRE 6	Interest-Only First Mortgage	13,207	12,952	62%	1-Month SOFR plus 4.20%	5/6/2025(2)	None	Hotel	CA
CRE 7	Interest-Only First Mortgage	7,259	7,118	62%	1-Month SOFR plus 4.20%	5/6/2025(2)	None	Hotel	IL, FL
SBC 3(3)	Interest-Only First Mortgage	12,500	12,499	49%	1-Month SOFR plus 5.50%	10/4/2023	None	Nursing Facilities	CT
		$79,705	$78,701

(1) In August 2022, the CRE 4 loan was extended by three years through August 6, 2025, with a principal pay down of $16.2 million.
(2) In November 2023, the CRE 5, 6, and 7 loans were each extended through May 6, 2025.
(3) In January 2023, the SBC 3 loan was partially paid down by $862 thousand to bring the unpaid principal balance to $13.5 million, the maturity date was extended through May 5, 2023 for a 50-bps extension fee and the margin was increased from 4.47% to 5.00%. In May 2023, the SBC 3 loan was partially paid down by $750 thousand to bring the unpaid principal to $12.8 million, the maturity date was extended through August 4, 2023, and the margin was increased from 5.00% to 5.50%. In July 2023, the SBC 3 loan was partially paid down by $250 thousand to bring the unpaid principal balance to $12.5 million, and the maturity date was extended through October 4, 2023 for a 25 bps extension fee. In October 2023, the SBC 3 loan was partially paid down by $250 thousand to bring the unpaid principal to $12.3 millions and the maturity date was extended to December 31, 2023 for a 25 bps extension fee.

Non-Performing Commercial Loans

As of September 30, 2023, there are no Commercial Loans that are non-performing.

Geographic Concentration

The mortgages underlying our Non-Agency RMBS and Non-Agency CMBS are located in various states across the United States and other countries. The following table presents the five largest concentrations by location for the mortgages collateralizing our Non-Agency RMBS and Non-Agency CMBS as of September 30, 2023, based on fair value (dollars in thousands):

	Non-Agency RMBS			Non-Agency CMBS
	Concentration	Fair Value		Concentration	Fair Value
California	33.6%	$11,130	California	51.3%	$27,803
Florida	13.5%	4,461	Bahamas	24.8%	13,425
New York	5.8%	1,907	Texas	5.1%	2,782
New Jersey	3.3%	1,104	Pennsylvania	2.7%	1,474
Georgia	3.6%	1,198	New York	2.6%	1,411

The following table presents the various states across the United States in which the collateral securing our Residential Whole Loans and Residential Bridge Loans at September 30, 2023, based on principal balance, is located (dollars in thousands):

	Residential Whole Loans			Residential Bridge Loans
	State Concentration	Principal Balance		State Concentration	Principal Balance
California	67.8%	$731,058	California	56.7%	$1,754
New York	9.0%	96,757	New York	43.3%	1,337
Texas	4.8%	51,407	Total	100.0%	$3,091
Florida	3.9%	42,157
Georgia	3.3%	35,297
Other	11.2%	121,329
Total	100.0%	$1,078,005

Financing Activity

     The Company will continue to look to expand and diversify our financing sources, especially those sources that provide an alternative to short-term repurchase agreements with less onerous margin requirements.

Repurchase Agreements

Our repurchase agreements bear interest at a contractually agreed-upon rate and have terms ranging from one month to 12 months. Our counterparties generally require collateral in excess of the loan amount, or haircuts. As of September 30, 2023, the contractual haircuts required under repurchase agreements on our investments were as follows:

	Minimum	Maximum
Short-Term Borrowings
Agency RMBS IOs	25%	25%
Non-Agency RMBS	—%	—%

Long-Term Borrowings
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency RMBS	25%	50%
Non-Agency CMBS	30%	60%
Other Securities	35%	48%

Residential Whole Loan Facility
Residential Whole Loans(1)	—%	—%

Commercial Whole Loan Facility
Commercial Loans(2)	22%	32%

(1) The haircut is based on 10% of the outstanding principal amount of the Residential Whole Loans.
(2) Each Commercial Loan is financed separately under this facility and the haircuts are dependent on the type of collateral.

Residential Whole Loan Facility

The facility was extended on October 12, 2023 and matures on March 29, 2024. It bears interest at a rate of 1-Month Term SOFR plus 2.25%, with a SOFR floor of 0.25%.

We finance our Non-QM residential whole loans under this facility. As of September 30, 2023, we had outstanding borrowings of $4.2 million. The borrowing is secured by Non-QM residential whole loans with a fair value of $4.3 million, Residential Bridge Loans with a fair value of $2.8 million and one REO property with a carrying value of $2.3 million as of September 30, 2023.

Non-Agency CMBS and Non-Agency RMBS facility

The facility was paid off in full in May 2023 and replaced with a facility from a different counterparty which matures in May 2024. It bears a current weighted average interest rate of 1-Month Term SOFR plus 2.50%. As of September 30, 2023, the outstanding balance under this facility was $54.9 million. The borrowing is secured by investments with an estimated fair market value of $90.8 million as of September 30, 2023.

Commercial Whole Loan Facility

The facility was extended on October 12, 2023 and matures on March 29, 2024. It bears interest at a rate of 1-Month Term SOFR plus 2.25%. As of September 30, 2023, the outstanding balance under this facility was $48.0 million. The borrowing is secured by performing commercial loans, with an estimated fair market value of $66.2 million as of September 30, 2023.
Fixed Rate Term Financing Facility
On July 25th, the Company replaced an existing short-term repurchase financing facility with Credit Suisse AG (UBS) with a new two-year term, $65 million fixed rate, non-mark-to-market, syndicated repurchase agreement, in a securitized form. As a result, the Company no longer has any financing arrangements with Credit Suisse AG (UBS) as a counterparty. As of September 30, 2023, the outstanding balance under this facility was $62.4 million, net of deferred financing costs, and is collateralized by our retained Arroyo bonds with an estimated fair market value of $134.7 million which are eliminated in consolidation as of September 30, 2023.

Repurchase Agreements

At September 30, 2023, we had outstanding borrowings under four of our repurchase agreements. The following table summarizes certain characteristics of our repurchase agreements at September 30, 2023 (dollars in thousands):

Securities Pledged	Repurchase Agreement Borrowings	Weighted Average Interest Rate on Borrowings Outstanding at end of period	Weighted Average Remaining Maturity (days)
Short-Term Borrowings:
Agency RMBS	$351	5.98%	2
Total short term borrowings	351	5.98%	2
Long Term Borrowings:
Non-Agency CMBS and Non-Agency RMBS Facility
Non-Agency CMBS (1)	31,621	7.79%	215
Non-Agency RMBS	77,751	10.80%	585
Other Securities	8,860	8.09%	215
Subtotal	118,232	9.79%	458
Residential Whole Loan Facility
Residential Whole Loans (2)	2,562	7.56%	25
Residential Bridge Loans (2)	1,641	7.56%	25
Commercial Whole Loan Facility
Commercial Loans	48,032	7.56%	34
Total long term borrowings	170,467	9.11%	328
Repurchase agreements borrowings	$170,818	9.10%	327
Less unamortized debt issuance costs	908	N/A	N/A
Repurchase agreement borrowings, net	$169,910	9.10%	327

(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Repurchase agreement borrowings on loans owned are through trust certificates. The trust certificates are eliminated in consolidation.

At September 30, 2023, we had outstanding repurchase agreement borrowings with the following counterparties:

(dollars in thousands) Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company Investments Held as Collateral	Counterparty Rating(1)
WMC RR 2023-1 Trust	$63,284	37.0%	$60,883	Unrated (2)
Goldman Sachs Bank USA	55,299	32.4%	91,127	A+
Atlas Securitized Products Investments 2, L.P.	48,032	28.1%	66,201	Unrated (3)
Atlas Securitized Products, L.P.	4,203	2.5%	9,380	Unrated (3)
Total	$170,818	100.0%	$227,591

(1)The counterparty ratings presented above are the long-term issuer credit ratings as rated at September 30, 2023 by S&P.
(2)WMC RR 2023-1 Trust was established during the three months ended September 30, 2023 and is a syndicated repurchase agreement, in a securitized form, collateralized by our retained Arroyo bonds. This Trust is currently unrated as it has not operated for a sufficient period of time to achieve a credit rating.
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

The following table presents our average repurchase agreement borrowings, excluding unamortized debt issuance costs, by type of collateral pledged for the three and nine months ended September 30, 2023 (dollars in thousands):

Collateral	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Agency RMBS	$296	$287
Non-Agency RMBS(1)	70,673	66,072
Non-Agency CMBS(1)	33,408	40,982
Residential Whole Loans	4,188	4,498
Commercial Loans	48,032	44,516
Other securities	8,861	12,849
Total	$165,458	$169,204
Maximum borrowings during the period(2)	$177,644	$190,356
(1)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.

Repurchase Agreements Financial Metrics

Certain of our financing agreements provide the counterparty with the right to terminate the agreement and accelerate amounts due under the associated agreement if we do not maintain certain financial metrics. Although specific to each financing arrangement, typical financial metrics include minimum equity and liquidity requirements, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross-default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders with borrowings outstanding as of September 30, 2023. We were in compliance with the terms of such financial tests as of September 30, 2023.

Securitized Debt

Residential Mortgage-Backed Notes

Arroyo Trust 2019-2

The following table summarizes the consolidated Arroyo Trust 2019's issued mortgage-backed notes at September 30, 2023 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$142,973	3.3%	$142,973	4/25/2049
Class A-2	7,668	3.5%	7,668	4/25/2049
Class A-3	12,148	3.8%	12,148	4/25/2049
Class M-1	25,055	4.8%	25,055	4/25/2049
Subtotal	$187,844		$187,844
Less: Unamortized deferred financing costs	N/A		1,932
Total	$187,844		$185,912

Arroyo Trust 2020-1

The following table summarizes the consolidated Arroyo Trust 2020's issued mortgage-backed notes at September 30, 2023 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Carrying Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$66,276	1.7%	$66,276	3/25/2055
Class A-1B	7,865	2.1%	7,865	3/25/2055
Class A-2	13,518	2.9%	13,518	3/25/2055
Class A-3	17,963	3.3%	17,963	3/25/2055
Class M-1	11,739	4.3%	11,739	3/25/2055
Subtotal	$117,361		$117,361
Less: Unamortized deferred financing costs	N/A		1,176
Total	$117,361		$116,185

Arroyo Trust 2022-1

The following table summarizes the consolidated Arroyo Trust 2022-1's issued mortgage-backed notes at September 30, 2023 which is classified as "Securitized debt, net" on the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1A	$196,149	2.5%	$174,066	12/25/2056
Class A-1B	82,942	3.3%	68,578	12/25/2056
Class A-2	21,168	3.6%	15,527	12/25/2056
Class A-3	28,079	3.7%	19,864	12/25/2056
Class M-1	17,928	3.7%	11,374	12/25/2056
Total	$346,266		$289,409

Arroyo Trust 2022-2

The following table summarizes the consolidated Arroyo Trust 2022-2's issued mortgage-backed notes at September 30, 2023 which is classified as "Securitized debt, net" on the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Issued Mortgage-Backed Notes
Class A-1	$243,033	5.0%	$230,646	7/25/2057
Class A-2	20,687	5.0%	19,097	7/25/2057
Class A-3	25,208	5.0%	23,219	7/25/2057
Class M-1	17,694	5.0%	13,277	7/25/2057
Total	$306,622		$286,239

Commercial Mortgage-Backed Notes

We hold a controlling financial variable interest in CSMC USA and are required to consolidate the CMBS VIE. Refer to Note 7, "Financings" for details. The following table summarizes the consolidated CSMC USA's commercial mortgage pass-through certificates at September 30, 2023 which is classified in "Securitized debt, net" in the Consolidated Balance Sheets (dollars in thousands):

Classes	Principal Balance	Coupon	Fair Value	Contractual Maturity
Class A-1	$120,391	3.3%	$100,388	9/11/2025
Class A-2	531,700	4.0%	453,714	9/11/2025
Class B	136,400	4.2%	107,723	9/11/2025
Class C	94,500	4.3%	71,132	9/11/2025
Class D	153,950	4.4%	109,772	9/11/2025
Class E	180,150	4.4%	96,059	9/11/2025
Class F	153,600	4.4%	62,063	9/11/2025
Class X-1(1)	n/a	0.5%	4,785	9/11/2025
Class X-2(1)	n/a	—%	994	9/11/2025
	$1,370,691		$1,006,630

(1) Class X-1 and X-2 are interest-only classes with notional balances of $652.1 million and $733.5 million as of September 30, 2023, respectively.

The above table does not reflect the portion of the class F bond held by us because the bond is eliminated in consolidation. Our ownership interest in the F bond represents a controlling financial interest, which resulted in consolidation of the trust. The bond had a fair market value of $6.0 million at September 30, 2023, and our exposure to loss is limited to our ownership interest in this bond.

Convertible Senior Unsecured Notes

2024 Notes

As of September 30, 2023, we had $86.3 million aggregate principal amount of the 2024 Notes outstanding. The 2024 notes mature on September 15, 2024, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms, and are not redeemable by us except during the final three months prior to maturity.

Recourse and Non-Recourse Financing

We utilize both recourse and non-recourse debt to finance our portfolio. Our recourse debt included our short and long-term repurchase agreement financings and our convertible senior unsecured notes. At September 30, 2023, our total non-recourse financing is comprised of $877.7 million of securitized debt issued in connection with our four Residential Whole Loan securitizations and $1.0 billion of securitized debt from owning a Non-Agency CMBS bond with a fair value of $6.0 million that was deemed to be a controlling financial variable interest in CSMC USA which required us to consolidate the CMBS VIE.

(dollars in thousands)	September 30, 2023	December 31, 2022
Recourse and non-recourse financing	$2,139,035	$2,335,323
Non-recourse financing
Arroyo 2019-2	185,912	213,885
Arroyo 2020-1	116,185	124,934
Arroyo 2022-1	289,409	318,219
Arroyo 2022-2	286,239	324,035
CMSC USA	1,006,630	1,077,611
Total recourse financing	$254,660	$276,639

Stockholders' equity	$77,986	$94,804

Recourse leverage	3.3x	2.9x

Hedging Activity
The following tables summarize the hedging activity during the nine months ended September 30, 2023 (dollars in thousands):

	Notional Amount at		Settlements, Terminations or Expirations	Notional Amount at
Derivative Instrument	December 31, 2022	Acquisitions		September 30, 2023
Fixed pay interest rate swaps	$158,000	$—	$(76,000)	$82,000
Total derivative instruments	$158,000	$—	$(76,000)	$82,000

	Fair Value at	Acquisitions	Settlements, Terminations or Expirations	Realized Gains / Losses	Mark-to-market	Fair Value at
Derivative Instrument	December 31, 2022					September 30, 2023
Fixed pay interest rate swaps	$(60)	$—	$992	$(992)	$(785)	$(845)
Total derivative instruments	$(60)	$—	$992	$(992)	$(785)	$(845)

Dividends

During the nine months ended September 30, 2023, we declared dividends totaling $1.05 per share generating a dividend yield of approximately 14.9% based on the stock closing price of $9.40 on September 30, 2023.

Book Value

The following chart reflects our book value per common share basic and diluted over five consecutive quarters:

Book Value
40
30
20
10
0
16.22
15.70
16.46
14.69
12.89
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
Period Ending

    We continue to implement measures to improve our balance sheet by increasing liquidity, reducing leverage, and seeking alternative financing arrangements to preserve long-term shareholder value. The decrease in book value from $14.69 as of June 30, 2023, to $12.89 as of September 30, 2023, was primarily driven by the decreased value of our residential whole loan and securitized commercial loan portfolios of $50.4 million and $12.7 million, respectively.

Pending Merger Agreement

On June 28, 2023, the Company announced that Terra Property Trust, Inc. (“TPT”), an externally managed real estate investment trust (“REIT”) that originates, invests in, and manages loans and assets secured by commercial real estate (“CRE”), and the Company entered into a definitive merger agreement (the "TPT Merger Agreement") under which TPT and WMC agreed to combine.

On August 8, 2023, the Company terminated the TPT Merger Agreement, and concurrently entered into an Agreement and Plan of Merger (the “MITT Merger Agreement”), dated August 8, 2023, by and among AG Mortgage Investment Trust, Inc., a Maryland corporation (“MITT"), AGMIT Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), the Company, and, solely for the purposes of Section 3.3(a), Section 3.3(i), Article V, Section 6.13, Section 7.2, Section 7.3 and Article IX therein, AG REIT Management, LLC, a Delaware limited liability company (“MITT Manager”),pursuant to which the Company will merge with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of MITT (the “Merger”). Due to the termination of the TPT Merger Agreement, the Company was obligated to pay or cause to be paid to TPT a termination fee of $3 million. Concurrently with the execution of the MITT Merger Agreement, MITT paid the $3 million termination fee directly to TPT on behalf of the Company on August 8, 2023.

Pursuant to, and subject to the terms and conditions set forth in, the MITT Merger Agreement, each outstanding share of the Company’s common stock would be converted into the right to receive (i) 1.498 shares of MITT common stock and (ii) the per share portion of a cash payment from the MITT Manager equal to the lesser of $7 million or approximately 9.9% of the aggregate per share merger consideration (any difference between $7 million and such lower amount would be used to benefit the combined company post closing by offsetting reimbursable expenses that would otherwise be payable to the MITT Manager). Additionally, the MITT Manager, which would be the manager of the combined company, would waive $2.4 million of management fees in the first year post-closing. Cash will be paid in lieu of fractional shares of MITT common stock that would have been received as a result of the Merger.

On November 7, 2023, the Company adjourned its special meeting of stockholders until December 5, 2023, at 9:00 a.m. Pacific Time, due to a lack of quorum and to allow further solicitation of proxies from the Company’s common stockholders for the approval of the merger at the special meeting.

At a special meeting of MITT stockholders held on November 7, 2023, MITT stockholders approved the issuance of
MITT’s common stock to be issued in connection with the proposed Merger.

The transaction has been approved by the Board of Directors of the Company and is subject to customary closing conditions. The transaction is expected to close during the fourth quarter of 2023.

Results of Operations

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022.

General
During the third quarter of 2023, we continued to take actions to strengthen our balance sheet.

During the three months ended September 30, 2023, we received approximately $407 thousand from the repayment or paydown of Commercial Whole Loans, Non-Agency CMBS, and Other Securities, and $28.8 million from the sale or repayment of Residential Whole Loans, and Non-Agency RMBS. We also purchased $11.0 million of Non-Agency RMBS. Due to spread widening during the quarter, we experienced a decline in the fair value of our residential whole loan and mortgage backed securities investments. Overall, our net loss was $8.7 million, or $1.45 per basic and diluted weighted common share, for the three months ended September 30, 2023.

In contrast, for the three months ended September 30, 2022, we sold approximately $11.7 million of residential whole loans and repurchased $1.0 million aggregate principal amount outstanding of our 2022 Notes at par. Due to spread widening, we experienced a significant decline in the fair value of residential whole loan investments. This decline in fair value of $45.3 million was offset by $3.6 million of unrealized gains on derivatives due to our hedging activity. We also reduced the fair value of CRE 3, a commercial junior mezzanine loan by $18.1 million, as a senior lender consummated a foreclosure on the equity interest in the property. See Note 6 for further discussion. Overall, our net loss was $40.0 million, or $6.63 per basic and diluted weighted common share, for the three months ended September 30, 2022.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the three months ended September 30, 2023 and September 30, 2022 (dollars in thousands):

Three Months Ended September 30, 2023	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$65	$4	24.41%
Non-Agency CMBS	86,522	2,008	9.21%
Non-Agency RMBS	31,903	450	5.60%
Residential Whole Loans	1,122,987	12,732	4.50%
Residential Bridge Loans	2,587	—	—%
Commercial Loans	79,839	1,931	9.60%
Securitized Commercial Loan	1,315,805	22,574	6.81%
Other securities	18,889	439	9.22%
Total investments	$2,658,597	$40,138	5.99%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$165,458	$3,797	9.10%
Convertible senior unsecured notes, net	84,613	1,865	8.74%
Securitized debt	2,256,492	31,314	5.51%
Total borrowings	$2,506,563	$36,976	5.85%

Net interest income and net interest margin(2)		$3,162	0.47%

Three Months Ended September 30, 2022	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$53	$2	14.97%
Non-Agency CMBS	109,898	2,336	8.43%
Non-Agency RMBS	36,075	472	5.19%
Residential Whole Loans	1,248,772	13,884	4.41%
Residential Bridge Loans	5,585	28	1.99%
Commercial Loans	191,929	1,540	3.18%
Securitized Commercial Loan	1,288,238	22,099	6.81%
Other securities	42,768	1,045	9.69%
Total investments	$2,923,318	$41,406	5.62%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$265,444	$2,187	3.27%
Convertible senior unsecured notes, net	109,329	2,402	8.72%
Securitized debt	2,348,073	31,118	5.26%
Total borrowings	$2,722,846	$35,707	5.20%

Net interest income and net interest margin(2)		$5,699	0.77%

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

Interest Income

For the three months ended September 30, 2023, and September 30, 2022, we earned interest income on our investments of approximately $40.1 million and $41.4 million, respectively. The decrease of approximately $1.3 million was mainly due to the sale of mortgage-backed securities in the last quarter of 2022 and the first three quarters of 2023, the effect of which was partially offset by increased interest rates.
Interest Expense

Interest expense increased from $35.7 million for the three months ended September 30, 2022 to $37.0 million for the three months ended September 30, 2023. The increase in interest expense was primarily attributable to increased borrowing costs on our repurchase facilities due to increasing market interest rates, offset by a decrease in interest expense incurred when compared to the same period in the prior year as the balance on our outstanding repurchase agreements declined period over period.

Other income (loss), net

Realized gain (loss), net

Realized gain (loss) represents the net gain (loss) on sales or settlements from our investment portfolio and debt. The following table presents the realized gains (losses) of our investments and debt for each of the three months ended September 30, 2023 and September 30, 2022 (dollars in thousands):

	For the three months ended September 30, 2023				For the three months ended September 30, 2022
	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)
Residential Whole Loans	$—	$—	$(29)	$(29)	$11,736	$43	$(76)	$(33)
Convertible senior unsecured notes(1)	—	—	—	—	(1,000)	—	(2)	(2)
Total	$—	$—	$(29)	$(29)	$10,736	$43	$(78)	$(35)

(1)Realized gains/losses recognized on the extinguishment of the 2022 Notes. See Note 7 - Financings for details.

Unrealized gain (loss), net

Our investments and securitized debt, for which we have elected the fair value option, are recorded at fair value with the periodic changes in fair value being recorded in earnings. The change in unrealized gain (loss) is directly attributable to changes in market pricing on the underlying investments and securitized debt during the period.

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Three months ended September 30, 2023	Three months ended September 30, 2022
Agency RMBS	$(2)	$(8)
Non-Agency CMBS	(5,344)	(628)
Non-Agency RMBS	(878)	(2,506)
Residential whole loans	(21,026)	(45,327)
Residential bridge loans	(1)	25
Commercial Loans	143	(17,729)
Securitized Commercial Loan	(19,735)	(78,046)
Other securities	396	(2,409)
Securitized debt	39,085	103,046
Total	$(7,362)	$(43,582)

Gain (loss) on derivatives, net

    As of September 30, 2023, we had interest rate swaps with a notional amount of $82.0 million and no forward starting swaps. Our hedging strategy is designed to mitigate our exposure to interest rate volatility.

The following table presents the components of gain (loss) on derivatives for the three months ended September 30, 2023 and September 30, 2022 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Three months ended September 30, 2023
Interest rate swaps	$—	$1,008	$—	$(777)	$846	$1,077
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(14)	70	24	80
Total	$—	$1,008	$(14)	$(707)	$870	$1,157

Three months ended September 30, 2022
Interest rate swaps	$(3,371)	$3,423	$—	$4,790	$298	$5,140
Interest rate swaptions	(161)	—	—	—	—	(161)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(5)	(54)	16	(43)
Credit default swaps	(273)	—	—	283	—	10
TBAs	1,319	—	—	(1,383)	—	(64)
Total	$(2,486)	$3,423	$(5)	$3,636	$314	$4,882

(1) Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the three months ended September 30, 2023 and September 30, 2022, "Other, net" was income of $181 thousand and a loss of $61 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives, and miscellaneous fees and expenses on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $974 thousand and $850 thousand for the three months ended September 30, 2023 and September 30, 2022, respectively. Although the Management Fee remained constant period over period, our Manager waived 25% of the calculated Management Fee in 2022, which was not extended into 2023. The management fee incurred for the three months ended September 30, 2023 reflects a reduction in the equity basis for which the management fee is calculated from the comparative period.

The management fees, expense reimbursements, and the relationship between our Manager and the Company are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $353 thousand and $343 thousand for the three months ended September 30, 2023, and September 30, 2022, respectively. Other operating costs comprise bank fees, trustee fees, and asset management/loan servicing fees for loans acquired serving released.

Transaction Costs

We incurred transaction costs of $3.0 million and $2.6 million for the three months ended September 30, 2023 and September 30, 2022, respectively. The amounts in the current and prior period reflect costs incurred in connection with the strategic review process.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $4.5 million and $2.8 million for the three months ended September 30, 2023, and September 30, 2022, respectively. This increase is the result of the recognition of the $3.0 million termination fee paid to Terra Property Trust, Inc. ("TPT") during the third quarter of 2023 on August 8, 2023 for the termination of the merger agreement entered into by and among TPT, WMC and other parties thereto. This termination fee of $3.0 million was recognized as an expense in General and Administrative Expenses. Simultaneously, we recognized $3.0 million in Other Income (Loss), as the termination fee was paid on our behalf by MITT. This increase was partially offset by a decrease in professional fees related to expected reductions and the elimination of certain audit and compliance costs.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022.

General
During the first three quarters of 2023, we continued to make progress towards strengthening our balance sheet, improving liquidity, and the transition of our portfolio to residential investments.
During the nine months ended September 30, 2023, we acquired $11.0 million in Non-Agency RMBS securities and $4.7 million in Other Securities. We sold $15.3 million of Other Securities, $8.8 million in Commercial Loans, and recognized $20.6 million in basis recovery on the maturity of one of our CMBS securities. These sales combined with the CMBS maturity resulted in the recognition of a $83.9 million realized loss, offset by an $76.1 million unrealized gain, which was primarily comprised of the reversal of previously-recognized unrealized losses on the sale of the CRE 3 Commercial Loan. An increase in interest expense and transaction costs of $5.7 million incurred in connection with the strategic review process were the primary drivers of a net loss of $10.8 million, or $1.80 per basic and diluted weighted common share for the nine months ended September 30, 2023. During the third quarter of 2023, there was a $3.0 million termination fee paid to Terra Property Trust, Inc. ("TPT") for the for the termination of the merger agreement entered into by and among TPT, WMC and other parties thereto on August 8, 2023. This termination fee was recognized as an expense in General and Administrative Expenses. Simultaneously, we recognized $3.0 million in Other Income (Loss), as the termination fee was paid on our behalf by MITT.
In contrast, for the nine months ended September 30, 2022, we acquired $405.3 million of residential whole loans, sold $42.3 million of investments, including Non-Agency RMBS and CMBS, sold $11.7 million in residential whole loans, realized a gain on the sale of a REO hotel of $12.2 million, and repurchased $1.0 million aggregate principal amount of our existing 2022 Notes at par. We also reduced the fair value of CRE 3, a commercial junior mezzanine loan by $18.1 million, as a senior lender consummated a foreclosure on the equity interest in the property. See Note 6 for further discussion. Also, due to spread widening, we experienced a significant decline in the fair value of our residential whole loan investments. This decline in fair value of $125.5 million, coupled with transaction costs incurred in the securitizations of Arroyo 2022-1 and Arroyo 2022-2 of $5.6 million were key contributors to the generation of a net loss of $88.3 million, or $14.63 per basic and diluted weighted common share for the nine months ended September 30, 2022.

Net Interest Income

    The following tables set forth certain information regarding our net interest income on our investment portfolio for the nine months ended September 30, 2023 and September 30, 2022 (dollars in thousands):

Nine Months Ended September 30, 2023	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$59	$10	22.66%
Non-Agency CMBS	89,400	6,240	9.33%
Non-Agency RMBS	31,129	1,309	5.62%
Residential Whole Loans	1,151,875	39,025	4.53%
Residential Bridge Loans	2,929	24	1.10%
Commercial Loans	80,038	5,520	9.22%
Securitized Commercial Loan	1,301,538	67,355	6.92%
Other securities	23,839	1,734	9.73%
Total investments	$2,680,807	$121,217	6.05%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$169,204	$9,852	7.78%
Convertible senior unsecured notes, net	84,204	5,595	8.88%
Securitized debt	2,278,038	94,243	5.53%
Total borrowings	$2,531,446	$109,690	5.79%

Net interest income and net interest margin(2)		$11,527	0.57%

Nine Months Ended September 30, 2022	Average Amortized Cost of Assets	Total Interest Income	Yield on Average Assets

Investments
Agency RMBS	$59	$9	20.39%
Non-Agency CMBS	142,362	7,436	6.98%
Non-Agency RMBS	43,815	1,663	5.07%
Residential Whole Loans	1,165,929	34,712	3.98%
Residential Bridge Loans	5,688	64	1.50%
Commercial Loans	192,079	4,046	2.82%
Securitized Commercial Loan	1,274,894	65,957	6.92%
Other securities	45,340	2,738	8.07%
Total investments	$2,870,166	$116,625	5.43%

	Average Carrying Value	Total Interest Expense	Average Cost of Funds(1)
Borrowings
Repurchase agreements	$402,870	$8,288	2.75%
Convertible senior unsecured notes, net	113,670	7,499	8.82%
Securitized debt	2,129,146	84,621	5.31%
Total borrowings	$2,645,686	$100,408	5.07%

Net interest income and net interest margin(2)		$16,217	0.76%

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

Interest Income

For the nine months ended September 30, 2023, and September 30, 2022, we earned interest income on our investments of approximately $121.2 million and $116.6 million, respectively. The increase of approximately $4.6 million was mainly due to an increase in interest rates.
Interest Expense

Interest expense increased from $100.4 million for the nine months ended September 30, 2022 to $109.7 million for the nine months ended September 30, 2023. The increase in interest expense was primarily a result increased borrowing costs on our repurchase facilities due to increasing market interest rates, offset by lower repurchase borrowings resulting from a smaller investment portfolio.

Other income (loss), net

Realized gain (loss), net

Realized gain (loss) represents the net gain (loss) on sales or settlements from our investment portfolio and debt. The following table presents the realized gains (losses) of our investments and debt for each of the nine months ended September 30, 2023 and September 30, 2022 (dollars in thousands):

	For the nine months ended September 30, 2023				For the nine months ended September 30, 2022
	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)	Proceeds (Payments)	Gross Gains	Gross Losses	Net Gain (Loss)
Non-Agency CMBS	$—	$—	$(1,239)	$(1,239)	$10,152	$—	$(43,934)	$(43,934)
Non-Agency RMBS	—	—	(48)	(48)	27,729	255	(1,425)	(1,170)
Other securities	15,324	649	(2,028)	(1,379)	4,406	—	(478)	(478)
Residential Whole-Loans	—	—	(29)	(29)	11,736	43	(76)	(33)
Commercial Loans(1)	8,776	—	(81,223)	(81,223)	—	—	—	—
Disposition of REO(2)	(28)	—	(28)	(28)	54,681	12,198	—	12,198
Convertible senior unsecured notes(3)	—	—	—	—	(11,689)	—	(134)	(134)
Total	$24,072	$649	$(84,595)	$(83,946)	$97,015	$12,496	$(46,047)	$(33,551)

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

The following table presents the net unrealized gains (losses) we recorded on our investments and securitized debt (dollars in thousands):

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Agency RMBS	$—	$(59)
Non-Agency CMBS	(10,314)	42,869
Non-Agency RMBS	(750)	(8,420)
Residential Whole Loans	(14,582)	(125,482)
Residential Bridge Loans	7	(58)
Commercial Loans	80,560	(19,876)
Securitized Commercial Loans	(93,785)	(203,828)
Other securities	1,939	(8,677)
Securitized debt	113,025	257,231
Total	$76,100	$(66,300)

Gain (loss) on derivatives, net

    As of September 30, 2023, we had interest rate swaps with a notional amount of $82.0 million, and no forward starting swaps. Our hedging strategy is designed to mitigate our exposure to interest rate volatility.

The following table presents the components of gain (loss) on derivatives for the nine months ended September 30, 2023 and September 30, 2022 (dollars in thousands):

	Realized Gain (Loss), net
Description	Other Settlements / Expirations	Variation Margin Settlement	Return (Recovery) of Basis	Mark-to-Market	Contractual interest income (expense), net(1)	Total
Nine months ended September 30, 2023
Interest rate swaps	$—	$(992)	$—	$(785)	$2,832	$1,055
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(16)	135	47	166
Total	$—	$(992)	$(16)	$(650)	$2,879	$1,221

Nine months ended September 30, 2022
Interest rate swaps	$(3,371)	$14,744	$—	$3,670	$(255)	$14,788
Interest rate swaptions	(161)	—	—	—	—	(161)
Agency and Non-Agency Interest-Only Strips— accounted for as derivatives	—	—	(120)	(270)	160	(230)
Credit default swaps	(242)	—	—	393	—	151
TBAs	2,051	—	—	—	—	2,051
Total	$(1,723)	$14,744	$(120)	$3,793	$(95)	$16,599

(1)Contractual interest income (expense), net on derivative instruments includes interest settlement paid or received.

Other, net

For the nine months ended September 30, 2023 and September 30, 2022, "Other, net" was an income of $424 thousand and a loss of $252 thousand, respectively. The balance is mainly comprised of income on cash balances, miscellaneous net interest income (expense) on cash collateral for our repurchase agreements and derivatives, and miscellaneous fees and expenses on residential mortgage loans.

Expenses

Management Fee

We incurred management fee expense of approximately $2.9 million and $3.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The decline in management fees reflects a reduction in the equity basis from which the management fee is calculated.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 10, “Related Party Transactions” to the financial statements contained in this Quarterly Report on Form 10-Q.

Other Operating Expenses

We incurred other operating expenses of approximately $932 thousand and $901 thousand for the nine months ended September 30, 2023, and September 30, 2022, respectively. Other operating costs comprise bank fees, trustee fees and asset management/loan servicing fees for loans acquired serving released. Formerly, transaction and financing costs were included in this expense category.

Transaction costs

We incurred transaction costs of $5.7 million and $5.6 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Transaction costs for the nine months ended September 30, 2023 represent expenses incurred during the strategic review process during 2023, while transaction costs for the nine months ended September 30, 2022 primarily represent costs related to Arroyo 2022-1 and Arroyo 2022-2 securitizations.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $9.6 million and $7.6 million for the nine months ended September 30, 2023, and September 30, 2022, respectively. This increase is the result of the recognition of the $3.0 million termination fee paid to Terra Property Trust, Inc. ("TPT") for the termination of the Agreement and Plan of Merger during the third quarter of 2023 on August 8, 2023. This increase was partially offset by a decrease in professional fees related to expected reductions and the elimination of certain audit and compliance costs.

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

The table below reconciles Net Income (Loss) to Distributable Earnings for the three and nine months ended September 30, 2023 and September 30, 2022:

(dollars in thousands)	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Net loss attributable to common stockholders and participating securities	$(8,705)	$(40,010)	$(10,771)	$(88,250)
Income tax provision	—	266	—	276
Net loss before income taxes	(8,705)	(39,744)	(10,771)	(87,974)

Adjustments:
Investments:
Net unrealized (gain) loss on investments and securitized debt	7,362	43,582	(76,100)	66,300
Net realized loss on investments	29	33	83,946	36,902
Realized loss on foreign currency transactions	—	1	—	1
One-time transaction costs	3,033	2,632	5,660	5,708

Derivative Instruments:
Net realized (gain) loss on derivatives	(1,008)	(929)	992	(12,982)
Net unrealized (gain) loss on derivatives	707	(3,636)	650	(3,793)

Other:
Realized loss on extinguishment of convertible senior unsecured notes	—	2	—	134
Amortization of discount on convertible senior unsecured notes	172	209	515	648
Non-cash stock-based compensation expense	101	100	301	335
Total adjustments	10,396	41,994	15,964	93,253
Distributable Earnings	$1,691	$2,250	$5,193	$5,279

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

(dollars in thousands)	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Net interest income	$3,162	$5,699	$11,527	$16,217
Interest income from IOs and IIOs accounted for as derivatives	10	11	31	40
Net interest income (expense) from interest rate swaps	846	298	2,832	(255)
Adjusted net interest income	4,018	6,008	14,390	16,002
Total expenses	(5,816)	(6,645)	(16,095)	(17,069)
Non-cash stock-based compensation	101	100	301	335
One-time transaction costs	3,033	2,632	5,660	5,708
Amortization of discount on convertible unsecured senior notes	172	209	515	648
Interest income on cash balances and other income (loss), net	181	(52)	424	(213)
Income attributable to non-controlling interest	2	(2)	(2)	(133)
Distributable Earnings	$1,691	$2,250	$5,193	$5,278

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

The table below is a reconciliation of the GAAP Book Value to Non-GAAP Economic Book Value (dollars in thousands - except per share data):

	$ Amount	Per Share
GAAP Book Value at September 30, 2023	$77,986	$12.89

Adjustments to deconsolidate VIEs and reflect the Company's interest in the securities owned
Deconsolidation of VIEs assets	(2,011,891)	(332.57)
Deconsolidation of VIEs liabilities	1,892,277	312.80
Interest in securities of VIEs owned, at fair value	140,699	23.26
Economic Book Value at September 30, 2023	$99,071	$16.38

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

The following tables set forth certain information regarding our non-GAAP adjusted net investment income and net interest margin which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives and excludes the interest expense for third-party consolidated VIEs for the three and nine months ended September 30, 2023 and September 30, 2022 (dollars in thousands):

Three Months Ended September 30, 2023	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$925	$14	6.00%
Non-Agency CMBS	86,522	2,008	9.21%
Non-Agency RMBS	31,903	450	5.60%
Residential Whole Loans	1,122,987	12,732	4.50%
Residential Bridge Loans	2,587	—	—%
Commercial Loans	79,839	1,931	9.60%
Securitized Commercial Loan	1,315,805	22,574	6.81%
Other securities	18,889	439	9.22%
Total investments	2,659,457	40,148	5.99%
Adjustments:
Securitized Commercial Loan from consolidated VIE	(1,315,805)	(22,574)	6.81%
Investments in consolidated VIE eliminated in consolidation	14,316	225	6.24%
Adjusted total investments	$1,357,968	$17,799	5.20%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$165,458	$3,797	9.10%
Convertible senior unsecured notes, net	84,613	1,865	8.74%
Securitized debt	2,256,492	31,314	5.51%
Interest rate swaps	n/a	(846)	(0.13)%
Total borrowings	2,506,563	36,130	5.72%
Adjustments:
Securitized debt from consolidated VIE(3)	(1,295,836)	(21,764)	6.66%
Adjusted total borrowings	$1,210,727	$14,366	4.71%

Adjusted net investment income and net interest margin		$3,433	1.00%
(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CSMC USA.

Three Months Ended September 30, 2022	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$902	$13	5.72%
Non-Agency CMBS	109,898	2,336	8.43%
Non-Agency RMBS	36,075	472	5.19%
Residential whole loans	1,248,772	13,884	4.41%
Residential bridge loans	5,585	28	1.99%
Commercial Loans	191,929	1,540	3.18%
Securitized Commercial Loan	1,288,238	22,099	6.81%
Other securities	42,768	1,045	9.69%
Total investments	2,924,167	41,417	5.62%
Adjustments:
Securitized Commercial Loan from consolidated VIE	(1,288,238)	(22,099)	6.81%
Investments in consolidated VIE eliminated in consolidation	14,079	220	6.20%
Adjusted total investments	$1,650,008	$19,538	4.70%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$265,444	$2,187	3.27%
Convertible senior unsecured notes, net	109,329	2,402	8.72%
Securitized debt	2,348,073	31,118	5.26%
Interest rate swaps	n/a	(298)	0.04%
Total borrowings	2,722,846	35,409	5.05%
Adjustments:
Securitized debt from consolidated VIE(3)	(1,270,756)	(21,132)	6.60%
Adjusted total borrowings	$1,452,090	$14,277	3.90%

Adjusted net investment income and net interest margin		$5,261	1.26%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CSMC USA.

Nine months ended September 30, 2023	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$921	$41	5.95%
Non-Agency CMBS	89,400	6,240	9.33%
Non-Agency RMBS	31,129	1,309	5.62%
Residential whole loans	1,151,875	39,025	4.53%
Residential bridge loans	2,929	24	1.10%
Commercial Loans	80,038	5,520	9.22%
Securitized Commercial Loan	1,301,538	67,355	6.92%
Other securities	23,839	1,734	9.73%
Total investments	2,681,669	121,248	6.05%
Adjustments:
Securitized Commercial Loan from consolidated VIE	(1,301,538)	(67,355)	6.92%
Investments in consolidated VIE eliminated in consolidation	14,196	671	6.32%
Adjusted total investments	$1,394,327	$54,564	5.23%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$169,204	$9,852	7.78%
Convertible senior unsecured notes, net	84,204	5,595	8.88%
Securitized debt	2,278,038	94,243	5.53%
Interest rate swaps	n/a	(2,832)	(0.15)%
Total borrowings	2,531,446	106,858	5.64%
Adjustments:
Securitized debt from consolidated VIE(3)	(1,289,428)	(64,801)	6.72%
Adjusted total borrowings	$1,242,018	$42,057	4.53%

Adjusted net investment income and net interest margin		$12,507	1.20%

(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CSMC USA.

Nine months ended September 30, 2022	Average Amortized Cost of Assets(1)	Total Interest Income(2)	Yield on Average Assets

Investments
Agency RMBS	$1,023	$49	6.40%
Non-Agency CMBS	142,362	7,436	6.98%
Non-Agency RMBS	43,815	1,663	5.07%
Residential whole loans	1,165,929	34,712	3.98%
Residential bridge loans	5,688	64	1.50%
Commercial Loans	192,079	4,046	2.82%
Securitized Commercial Loan	1,274,894	65,957	6.92%
Other securities	45,340	2,738	8.07%
Total investments	2,871,130	116,665	5.43%
Adjustments:
Securitized Commercial Loan from consolidated VIE	(1,274,894)	(65,957)	6.92%
Investments in consolidated VIE eliminated in consolidation	13,966	659	6.31%
Adjusted total investments	$1,610,202	$51,367	4.27%

	Average Carrying Value	Total Interest Expense	Average Effective Cost of Funds
Borrowings
Repurchase agreements	$402,870	$8,288	2.75%
Convertible senior unsecured notes, net	113,670	7,499	8.82%
Securitized debt	2,129,146	84,621	5.31%
Interest rate swaps	n/a	255	0.01%
Total borrowings	2,645,686	100,663	5.09%
Adjustments:
Securitized debt from consolidated VIE(3)	(1,264,942)	(62,940)	6.65%
Adjusted total borrowings	$1,380,744	$37,723	3.65%

Adjusted net investment income and net interest margin		$13,644	1.13%
(1)Includes Agency and Non-Agency Interest-Only Strips accounted for as derivatives.
(2)Refer to below table for components of interest income.
(3)Includes only the third-party sponsored securitized debt from CSMC USA.

The following table reconciles total interest income to adjusted interest income, which includes interest income on Agency and Non-Agency Interest-Only Strips classified as derivatives (Non-GAAP financial measure) for the three and nine months ended September 30, 2023 and September 30, 2022:

(dollars in thousands)	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Coupon interest income:
Agency RMBS	$—	$—	$—	$13
Non-Agency CMBS	1,657	1,949	5,234	7,050
Non-Agency RMBS	756	446	1,960	1,804
Residential Whole Loans	13,563	14,829	41,313	39,972
Residential Bridge Loans	—	28	24	64
Commercial Loans	1,898	1,540	5,421	4,046
Securitized Commercial Loan	15,510	15,510	46,023	46,023
Other securities	583	860	2,079	2,515
Subtotal coupon interest	33,967	35,162	102,054	101,487
Premium accretion, discount amortization and amortization of basis, net:
Agency RMBS	4	2	10	(4)
Non-Agency CMBS	351	387	1,006	386
Non-Agency RMBS	(306)	26	(651)	(141)
Residential Whole Loans	(831)	(945)	(2,288)	(5,260)
Commercial Loans	33	—	99	—
Securitized Commercial Loan	7,064	6,589	21,332	19,934
Other securities	(144)	185	(345)	223
Subtotal accretion and amortization	6,171	6,244	19,163	15,138
Interest income	$40,138	$41,406	$121,217	$116,625
Contractual interest income, net of amortization of basis on Agency and Non-Agency Interest-Only Strips, classified as derivatives(1):
Coupon interest income	$24	$16	$47	$160
Amortization of basis	(14)	(5)	(16)	(120)
Subtotal	10	11	31	40
Total adjusted interest income	$40,148	$41,417	$121,248	$116,665

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

The following table reconciles the Effective Cost of Funds (Non-GAAP financial measure) with interest expense for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three months ended September 30, 2023		Three months ended September 30, 2022		Nine months ended September 30, 2023		Nine months ended September 30, 2022
(dollars in thousands)	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs	Reconciliation	Cost of Funds/ Effective Borrowing Costs
Interest expense	$36,976	5.85%	$35,707	5.20%	$109,690	5.79%	$100,408	5.07%
Adjustments:
Interest expense on Securitized debt from consolidated VIE	(21,764)	(6.66)%	(21,132)	(6.60)%	(64,801)	(6.72)%	(62,940)	(6.65)%
Net interest (received) paid - interest rate swaps	(846)	(0.13)%	(298)	0.04%	(2,832)	(0.15)%	255	0.01%
Effective Cost of Funds	$14,366	4.71%	$14,277	3.90%	$42,057	4.53%	$37,723	3.65%
Weighted average borrowings	$1,210,727		$1,452,090		$1,242,018		$1,380,744

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders, and other general business needs.  To maintain our REIT qualifications under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income, excluding capital gains and, such distributions requirements limit our ability to retain earnings and increase capital for operations. Our principal uses of funds consisted of IRS variation margin settlements, payments made to the Manager for management fees incurred and other vendor services, and payments of interest on outstanding borrowings. These uses were partially offset by our principal sources of funds, which generally consist of borrowings under repurchase agreements, Residential Whole Loan securitizations, payments of principal and interest we receive on our investment portfolio, and cash generated from investment sales.

We believe we have sufficient liquidity and capital resources available, for at least the next 12 months, to fund our operations, meet our financial obligations, purchase our target assets, and make dividend payments to maintain our REIT qualifications. As of September 30, 2023, we had $24.6 million in cash and cash equivalents. Our other sources of liquidity include unencumbered investments and unused borrowing capacity in certain borrowing facilities since the amount borrowed is less than the maximum advance rate.
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Generated from and used in Operations
For the nine months ended September 30, 2023, net cash used in operating activities was approximately $1.8 million. This was primarily attributable to additional transaction costs associated with the pending merger and a lower net interest margin. For the nine months ended September 30, 2022, net cash provided by operating activities was approximately $13.1 million. This was primarily attributable to margin settlements of interest rate swaps, the net interest income on our investments, realized gain on the sale of an REO hotel, less operating expenses, and general and administrative expenses.

Cash Provided by and Used in Investing Activities

For the nine months ended September 30, 2023, net cash provided by investing activities was approximately $116.3 million. This was primarily attributable to the maturity of a CMBS bond held by the REIT, plus principal payments made on our outstanding loans and MBS securities, supplemented by cash received from the sales of the CRE 3 loan and Other Securities. For the nine months ended September 30, 2022, net cash used in investing activities was approximately $100.2 million. This was primarily attributable to purchases of Non-Agency RMBS and Residential Whole Loans during the period, which was partially offset by receipts of principal payments and payoffs on our investments and the sale of an REO hotel.

Cash Provided by and Used in Financing

For the nine months ended September 30, 2023, net cash used in financing activities was approximately $108.1 million. This was primarily attributable to repayments on repurchase agreement borrowings, coupled with repayments on securitized debt. For the nine months ended September 30, 2022, net cash provided by financing activities was approximately $102.3 million. This was attributable to the Arroyo 2022-1 and Arroyo 2022-2 securitizations, and was partially offset by a net decrease in repurchase agreement borrowings, paydowns in our securitized debt, and extinguishment of convertible senior unsecured notes.
Repurchase Agreements
As of September 30, 2023, we had borrowings under four of our master repurchase agreements of approximately $170.8 million. The following tables present our repurchase agreement borrowings by type of collateral pledged, as of September 30, 2023 and September 30, 2022, and the respective effective cost of funds (Non-GAAP financial measure) for the three and nine months ended September 30, 2023 and September 30, 2022, respectively (dollars in thousands). See “Non-GAAP Financial Measures” for more information:

	September 30, 2023			Three months ended September 30, 2023		Nine months ended September 30, 2023
Collateral	Borrowings Outstanding	Value of Collateral Pledged	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$351	$297	5.98%	5.36%	5.36%	5.59%	5.59%	25.00%
Non-Agency CMBS, at fair value(2)	31,621	53,038	7.79%	7.80%	7.80%	7.06%	7.06%	37.67%
Non-Agency RMBS, at fair value	77,751	83,029	10.80%	10.96%	10.96%	8.40%	8.40%	7.25%
Residential Whole Loans, at fair value(3)(4)	2,562	6,598	7.56%	7.77%	7.77%	6.69%	6.69%	43.00%
Residential Bridge Loans, at fair value(3)	1,641	2,782	7.56%	7.56%	7.56%	7.56%	7.56%	43.00%
Commercial Loans, at fair value(3)	48,032	66,202	7.56%	7.60%	7.60%	7.84%	7.84%	28.23%
Other securities, at fair value	8,860	15,645	8.09%	8.15%	8.15%	7.17%	7.17%	42.72%
Interest rate swaps	n/a	n/a	n/a	—	(2.03)%	n/a	(2.24)%	n/a
Total	$170,818	$227,591	9.10%	9.10%	7.08%	7.78%	5.55%	21.54%

(1)The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net periodic interest payments on interest rate swaps of approximately $846 thousand and $2.8 million received for the three and nine months ended September 30, 2023. While interest rate swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates on our liabilities and are treated as hedges for purposes of satisfying the REIT requirements. See “Non-GAAP Financial Measures.”
(2)Includes repurchase agreement borrowings on securities eliminated upon VIE consolidation.
(3)Repurchase agreement borrowings collateralized by Whole Loans, Bridge Loans, and Commercial Loans owned through trust certificates. The trust certificates are eliminated upon consolidation.
(4)Value of collateral pledged includes one REO property with a carrying value of $2.3 million at September 30, 2023.

	September 30, 2022			Three months ended September 30, 2022		Nine months ended September 30, 2022
Collateral	Borrowings Outstanding	Fair Value of Collateral Pledged(3)	Weighted Average Interest Rate end of period	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Cost of Funds	Weighted Average Effective Cost of Funds (Non-GAAP)(1)	Weighted Average Haircut end of period
Agency RMBS, at fair value	$317	$233	3.15%	2.47%	2.47%	1.60%	1.60%	25.00%
Non-Agency CMBS, at fair value(2)	55,155	90,107	2.28%	2.31%	2.31%	2.07%	2.07%	40.00%
Non-Agency RMBS, at fair value	76,171	122,401	5.05%	3.89%	3.89%	3.04%	3.04%	41.26%
Residential Whole Loans, at fair value(3)	4,827	7,214	5.16%	2.40%	2.40%	2.73%	2.73%	48.34%
Residential Bridge Loans(3)	2,895	5,120	5.60%	4.72%	4.72%	3.53%	3.53%	25.00%
Commercial Loans, at fair value(3)	53,662	81,326	4.72%	4.27%	4.27%	3.34%	3.34%	31.57%
Other securities, at fair value	25,914	38,310	2.54%	2.57%	2.57%	2.27%	2.27%	36.90%
Interest rate swaps	n/a	n/a	n/a	n/a	(0.45)%	n/a	0.08%	n/a
Total	$218,941	$344,711	3.98%	3.27%	2.82%	2.75%	2.84%	38.70%

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

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2023 are as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$107,534	$63,284	$—	$—	$170,818
Contractual interest on repurchase agreements	10,843	6,125	—	—	16,968
Convertible senior unsecured notes	86,250	—	—	—	86,250
Contractual interest on convertible senior unsecured notes	8,733	—	—	—	8,733
Securitized debt(2)	—	1,370,690	—	958,094	2,328,784
Contractual interest on securitized debt	90,829	125,529	69,399	932,861	1,218,618
Total	$304,189	$1,565,628	$69,399	$1,890,955	$3,830,171

(1)The table above does not include amounts due under the Management Agreement (as defined herein) with our Manager, as those obligations do not have fixed and determinable payments.
(2)The securitized debt is non-recourse to us and can only be settled with the loans that serve as collateral. The collateral for the securitized debt has a principal balance of $2.5 billion. Assumes entire outstanding principal balance at September 30, 2023 is paid at maturity.

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

As of September 30, 2023, four of the counterparties with which we had outstanding repurchase agreement borrowings held collateral which we posted as security for such borrowings in excess of 5% of our stockholders’ equity. Prior to entering into a repurchase agreement with any particular institution, our Manager does a thorough review of such potential counterparty.  Such review, however, does not assure the creditworthiness of such counterparty nor that the financial wherewithal of the counterparty will not deteriorate in the future.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate swaps, Interest-Only Strips, and net interest income at September 30, 2023, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(51.83)%	(1.08)%
+0.50%	(25.90)%	(0.54)%
-0.50%	25.88%	0.56%
-1.00%	51.85%	1.13%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2023. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.  During the three months ended September 30, 2023, the Company was not involved in any material legal proceedings.

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

On August 8, 2023, we entered into an Agreement and Plan of Merger (the “MITT Merger Agreement”) with AG Mortgage Investment Trust, Inc., a Maryland corporation (“MITT”), AGMIT Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of MITT (“Merger Sub”), the Company, and, solely for the purposes of Section 3.3(a), Section 3.3(i), Article V, Section 6.13, Section 7.2, Section 7.3 and Article IX therein, AG REIT Management, LLC, a Delaware limited liability company (“MITT Manager”), pursuant to which the Company will merge with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of MITT (the “Merger”). Pursuant to, and subject to the terms and conditions set forth in, the MITT Merger Agreement, each outstanding share of the Company’s common stock would be converted into the right to receive (i) 1.498 shares of MITT common stock and (ii) the per share portion of a cash payment from the MITT Manager equal to the lesser of $7 million or approximately 9.9% of the aggregate per share merger consideration (any difference between $7 million and such lower amount would be used to benefit the combined company post closing by offsetting reimbursable expenses that would otherwise be payable to the MITT Manager). Additionally, the MITT Manager, which would be the manager of the combined company, would waive $2.4 million of management fees in the first year post-closing. Cash will be paid in lieu of fractional shares of MITT common stock that would have been received as a result of the Merger.

On November 7, 2023, the Company adjourned its special meeting of stockholders until December 5, 2023, at 9:00 a.m. Pacific Time, due to a lack of quorum and to allow further solicitation of proxies from the Company’s common stockholders for the approval of the merger at the special meeting.

At a special meeting of MITT stockholders held on November 7, 2023, MITT stockholders approved the issuance of
MITT’s common stock to be issued in connection with the proposed Merger.

There are no assurances that all of the conditions necessary to consummate the Merger will be satisfied or waived or that the conditions will be satisfied or waived in the time frame expected.

Completion of the Merger is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the approval of our stockholders. The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the closing conditions set forth in the MITT Merger Agreement, including the approval of our stockholders, will be satisfied or, even if satisfied, that no event of termination will take place. In addition, developments beyond our control, including but not limited to changes in domestic or global economic conditions, may affect the timing or success of the Merger. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any consideration for their shares of common stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our common stock will continue to own their shares of common stock.

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

We have incurred and will continue to incur substantial transaction fees and costs in connection with the Merger.

We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. A material portion of these expenses are payable by us whether or not the Merger is completed. Further, while we have assumed that a certain amount of additional transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022; (iii) the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2023 and 2022; (iv) the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2023 and 2022; and (v) the Notes to Consolidated Financial Statements.

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

November 8, 2023

By:	/s/ ROBERT W. LEHMAN

Robert W. Lehman
Chief Financial Officer

November 8, 2023